Form 10-Q
period 2002-06-30
MTC TECHNOLOGIES INC
filed 2002-08-14
CIK 1172243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission file number 000-49890

MTC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0593816 (I.R.S. Employer Identification No.)

4032 Linden Avenue, Dayton, Ohio (Address of principal executive offices)	45432 (Zip Code)

(937) 252-9199
(Registrant’s telephone number, including area code)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

             The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of August 9, 2002 was 12,843,149.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index

SIGNATURES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$56	$60
Marketable equity securities – trading	—	167
Due from underwriters (Note B)	39,525	—
Accounts receivable, net	24,363	21,877
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	1,960	518
Prepaid expenses and other current assets	2,139	273

Total current assets	68,043	22,895
Property, plant and equipment, net	1,587	1,136
Goodwill, net	1,558	1,558
Other assets	2,177	145

	$73,365	$25,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,168	$5,073
Current maturities of long-term debt (Note C)	1,075	1,000
Compensation and related items	6,302	5,612
Billings in excess of costs and estimated earnings on uncompleted contracts	1,256	1,057
Other current liabilities	64	38

Total current liabilities	17,865	12,780
Long-term debt (Note C)	16,621	13,075
Commitments and contingencies (Note K)

Stockholders’ equity (Deficiency in net assets):
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,468,149 and 9,887,482 shares issued and outstanding, at June 30, 2002 and December 31, 2001, respectively	12	10
Paid-in capital (Note B)	43,683	6,399
Due from stockholder (Note B)	—	(2,000)
Accumulated deficit	(4,816)	(4,530)

Total stockholders’ equity (deficiency in net assets)	38,879	(121)

	$73,365	$25,734

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenue	$27,134	$24,225	$50,991	$44,855
Cost of revenue	21,769	19,406	41,551	36,437

Gross profit	5,365	4,819	9,440	8,418
General and administrative expenses, excluding stock compensation expense	1,829	1,991	3,925	4,046
Stock compensation expense (Note F)	—	—	5,215	—

Operating income	3,536	2,828	300	4,372
Interest income (expense):
Interest income	12	117	29	158
Interest expense	(261)	(281)	(446)	(539)

Net interest expense	(249)	(164)	(417)	(381)

Income (loss) from continuing operations before income tax benefit	3,287	2,664	(117)	3,991
Income tax benefit (Note A)	2,644	—	2,644	—

Income from continuing operations	5,931	2,664	2,527	3,991
Loss from discontinued operations	—	(151)	—	(360)

Net income	$5,931	$2,513	$2,527	$3,631

Basic earnings per share:
Income from continuing operations	$0.59	$0.27	$0.25	$0.40
Loss from discontinued operations	—	(0.02)	—	(0.04)
Net income	$0.59	$0.25	$0.25	$0.37

Diluted earnings per share:
Income from continuing operations	$0.58	$0.27	$0.25	$0.40
Loss from discontinued operations	—	(0.02)	—	(0.04)
Net income	$0.58	$0.25	$0.25	$0.37

Weighted average common shares outstanding:
Basic	9,972,559	9,887,482	9,930,255	9,887,482
Diluted	10,155,328	9,887,482	10,013,349	9,887,482

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2002
(Dollars in Thousands Except Share Data)

	Common stock

	Shares	Amount	Paid-in capital	Accumulated deficit	Due from stockholder	Total

Balance, December 31, 2001	9,887,482	$10	$6,399	$(4,530)	$(2,000)	$(121)
Net income				2,527		2,527
Stockholder contribution (Note B)					2,000	2,000
Stockholder distribution			(6,405)	(2,813)		(9,218)
Accrual of net proceeds from initial public offering (Note B)	2,500,000	2	38,128			38,130
Stock compensation related to issuance of stock options (Note F)			5,215			5,215
Exercise of stock options (Note F)	80,667		338			338
Other			8			8

Balance, June 30, 2002	12,468,149	$12	$43,683	$(4,816)	$—	$38,879

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$2,527	$3,631
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock compensation expense	5,215	—
Deferred income tax benefit	(2,644)	—
Depreciation and amortization	259	903
Losses on marketable equity securities	11	32
Discontinued operations	—	360
Changes in operating assets and liabilities:
Accounts receivable	(2,486)	1,602
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,442)	757
Prepaid expenses and other assets	(2,641)	2
Accounts payable	4,095	(3,092)
Compensation and related items	690	1,099
Billings in excess of costs and estimated earnings on uncompleted contracts	199	39
Other current liabilities	26	10

Net cash provided by operating activities	3,809	5,343

Cash flows from investing activities:
Proceeds from the sale of marketable equity securities	166	85
Purchases of marketable equity securities	(10)	(85)
Purchase of property and equipment	(710)	(240)
Increase in advances to affiliates	—	(779)

Net cash used by investing activities	(554)	(1,019)

Cash flows from financing activities:
Net borrowings (repayments) on the revolving credit facility	3,621	(731)
Proceeds from exercise of stock options	338	—
Capital contribution	2,000	—
Cash distributions to stockholder	(9,218)	(3,048)

Net cash used by financing activities	(3,259)	(3,779)

Net cash used by discontinued operations	—	(545)

Net decrease in cash	(4)	—
Cash and cash equivalents at beginning of period	60	60

Cash and cash equivalents at end of period	$56	$60

Non-cash financing activities:
Amount due from underwriter for initial public offering	$39,525
Stock issuance costs from initial public offering previously included in prepaid and other assets	(1,395)

Accrual of net proceeds from initial public offering	$38,130

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

A.     SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information —The consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items (except for transactions associated with our initial public offering of common stock), necessary to present fairly the periods indicated. Results of operations for the interim periods ended June 30, 2002 and 2001 are not necessarily indicative of the results for the full year.

Income taxes— On June 28, 2002, we changed our S Corporation status to C Corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes , to establish deferred tax balances. In June 2002, we recognized a deferred income tax benefit of $2,644 on our income statement and a current deferred income tax asset of $610, included in prepaid expenses and other current assets on our balance sheet, and a non-current deferred income tax asset of $2,034, included in other assets on our balance sheet, primarily for timing differences between book and tax reporting associated with accrued compensation items.

Prior to June 28, 2002, under our S Corporation election, all items of income and expense were “passed through” and taxed at the shareholder level. Therefore, we were not required to record a provision for federal and state income taxes.

Reclassifications —Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

B.     STOCKHOLDER’S EQUITY

At December 31, 2001, Mr. Rajesh K. Soin, our sole stockholder prior to the initial public offering, agreed to contribute $2,000 to our wholly-owned subsidiary, Modern Technologies Corp. We recorded the amount due from stockholder as a reduction in stockholder’s equity with a corresponding increase to additional paid-in capital. Mr. Soin contributed the $2,000 during the first quarter of 2002. Upon payment we reduced the amount due from stockholder.

In April 2002, MTC Technologies, Inc. was incorporated in Delaware. On May 3, 2002, Mr. Soin contributed all of the issued and outstanding shares of Modern Technologies Corp. to the Company in exchange for 9,887,482 shares (post stock split as discussed below) of MTC Technologies, Inc. resulting in Mr. Soin owning all of the shares of MTC Technologies, Inc. and Modern Technologies Corp. becoming a wholly owned subsidiary of MTC Technologies, Inc. All shares, per share data and other equity amounts in the accompanying financial statements have been adjusted to give retroactive effect to the transaction.

In May 2002, the Directors approved the 2002 Equity and Performance Incentive Plan. In June 2002, 71,000 options were awarded under this plan.

On June 11, 2002, our Directors authorized and declared a 2,471.8707-for-1 stock split effected in the form of a dividend of 2,470.8707 shares of the common stock, par value of $0.001 per share for each one share of common stock. All shares and per share amounts in these consolidated financial statements have been adjusted to reflect this stock split. Our directors also increased the number of authorized shares to 50 million.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

On June 27, 2002, our registration statement relating to the initial public offering of 5,000,000 shares of our common stock was declared effective by the Securities and Exchange Commission and we, Mr. Soin and the underwriters signed an underwriting agreement pursuant to which we and Mr. Soin agreed to sell shares covered by the registration statement to the underwriters at $15.81 per share. We agreed to sell 2,500,000 of these shares and Mr. Soin agreed to sell 2,500,000 shares. The underwriters offered these shares to the public at $17.00 per share. We did not receive any of the proceeds from the sale of shares by Mr. Soin. The initial public offering was consummated on July 3, 2002. On June 30, 2002, we recorded an amount due from underwriters of $39,525 for the proceeds from the initial public offering, less our portion of the underwriting discount. The amount due from underwriters was received on July 3, 2002. We also recorded a net increase in common stock of approximately $2, and paid-in capital of approximately $38,128 to record the proceeds from the initial public offering, net of our portion of the underwriters’ discount and other expenses associated with the offering.

C.     LONG-TERM DEBT

	June 30, 2002	December 31, 2001

Revolving credit agreement, due 01/02/04:
Portion at LIBOR plus 2.5%	$—	$3,500
Portion at prime rate plus 0.25%	13,196	5,575
Term loan agreement, interest at prime rate or LIBOR plus 2.75%, due 10/1/05	4,500	5,000

Total debt	17,696	14,075
Less- current maturities	1,075	1,000

Total long-term debt	$16,621	$13,075

Our borrowing limit at June 30, 2002, under the revolving credit agreement, was $15,000, subject to borrowing base requirements and customary loan covenants. Borrowings were collateralized by accounts receivable and certain property and equipment. On July 3, 2002 we paid all debt outstanding under the term loan and the revolving credit facility with the proceeds from our initial public offering.

The revolving credit and term loan agreements contain various loan covenants, which include among others, restrictions on stockholder distributions. We were in violation of certain covenants at June 30, 2002, for which a waiver was received from the banks that waives these covenants through December 31, 2002. The majority stockholder personally guaranteed all long-term debt through July 3, 2002.

D.     BUSINESS SEGMENT

We operate as one segment, delivering a broad array of services primarily to the federal government in four areas which are offered separately or in combination across our customer base. These services are Systems Engineering, Information Technology, Intelligence Operations and Program Management. Although we offer the services referred to above, we review revenue internally primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. In addition, there were no sales to any foreign customers.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

E.     RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, and rent a portion of our facilities from various entities that are controlled by Mr. Soin, our majority stockholder and Chairman of the Board of Directors. Following is a summary of transactions with related parties:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Included in general and administrative expenses:
Shared services paid to related parties (Soin International)	$—	$467	$607	$989
Shared services charged to related parties	—	(37)	(28)	(75)
Rent paid to related parties	118	118	236	236

	$118	$548	$815	$1,150

Rent included in cost of revenues paid to related parties	$36	$43	$72	$87

Interest income from related parties	$—	$76	$—	$146

Subcontracting services purchased from related parties:
MTC India	$121	$101	$226	$225

Aerospace Integration Corporation	$8	$213	$123	$325

Subcontract serviced provided to related parties:
International Consultants, Inc.	$89	$121	$225	$219

Integrated Information Technology Corporation	$500	$189	$943	$451

We received administrative services from Soin International, which is wholly owned by an entity related to Mr. Soin prior to March 31, 2002. The charges for these services generally reflected the marginal cost of the service provided, plus a pro-rata share of the associated fixed costs. In addition, we lease our administrative and some operational facilities from entities related to Mr. Soin.

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At June 30, 2002 and December 31, 2001, amounts due from related parties were $430 and $600, respectively.

In the second quarter of 2002, we purchased at fair value a 90% ownership interest in an airplane owned by an entity related to Mr. Soin for approximately $405.

At June 30, 2002 there were approximately $294 of notes receivable from officers for withholding taxes payable on stock options exercised. These notes were paid in full subsequent to June 30, 2002.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

F. STOCK COMPENSATION

In March 2002, the sole stockholder made a binding commitment to award $5,215 in stock-based compensation to three key members of our senior management, Michael Solley, President and Chief Executive Officer, David Gutridge, Chief Financial Officer, and Benjamin Crane, Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5,215 (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5,215 expense associated with this stock compensation award in March 2002. The liability recorded in March was classified as a current liability.

In April 2002, to achieve certain tax benefits for the executives, the sole stockholder decided to issue stock options to satisfy the $5,215 stock compensation award. Stock option agreements to purchase 415,273 shares of our common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options expire ten years from their date of grant. Once the liability for the stock compensation was settled by the issuance of stock options the $5,215 liability was reclassified to paid-in capital on our balance sheet. In June 2002, 80,667 of these options were exercised.

G.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share were computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period, and shares reacquired, if any, during the period are weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share and basic earnings (loss) per share for the three and six months ended June 30, 2001 were equal because there are no common stock equivalents outstanding during any of these periods. The weighted average shares for the three and six months ended June 30, 2002 were as follows:

	Three months ended June 30, 2002	Six months ended June 30, 2002

Basic weighted average common shares outstanding	9,972,559	9,930,255
Effect of potential exercise of stock options	182,769	83,094

Diluted weighted average common shares outstanding	10,155,328	10,013,349

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

H.     ACCOUNTING CHANGES

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. This statement requires that goodwill be tested for impairment initially as of January 1, 2002, and thereafter at least annually. We adopted SFAS No. 142 on January 1, 2002. We have performed the first step of the goodwill impairment test and have concluded that goodwill is not impaired. The table below shows the effect on net income had SFAS No. 142 been adopted in prior periods:

	Three months ended June 30, 2001	Six months ended June 30, 2001

Net income	$2,513	$3,631
Goodwill amortization	28	56

Adjusted net income	$2,541	$3,687

Basic and diluted earnings per common share:
Net income	$0.25	$0.37
Goodwill amortization	—	0.01
Adjusted net income	$0.25	$0.37

I.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have determined that the adoption of SFAS No. 146 will have no impact on our financial position and results of operations.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections , was issued (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt-an amendment of APB Opinion No. 30 , which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains or losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980, which is no longer necessary. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases , to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early application encouraged, with the exception of the provisions of this Statement relating to the amendment of SFAS No. 13 which are effective for transactions occurring after May 15, 2002. We do not believe the adoption of SFAS No. 145 will have a material impact on the financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

J.     SUBSEQUENT EVENTS

We successfully closed our initial public offering on July 3, 2002. We received net proceeds of approximately $38,130 from our initial public offering of the 2,500,000 shares of common stock, after deducting our share of the estimated expenses and the underwriting discount. The proceeds from the offering were used to repay approximately $21,000 of principal and accrued interest outstanding under our term loan and the revolving credit facility.

On July 1, 2002, our underwriters exercised their option to purchase 375,000 shares of common stock from us and 375,000 shares from Mr. Soin to cover over-allotments. On July 3, 2002 we received net proceeds of approximately $5,800 from the exercise of the over-allotments, after deducting our share of the estimated expenses and the underwriting discount.

We plan to use the remaining net proceeds from the initial public offering for working capital and general corporate purposes, possibly including acquisitions of complementary businesses. Pending final use of the proceeds, we have invested the remaining net proceeds in short-term, investment grade, interest- bearing securities and guaranteed obligations of the United States and its agencies.

K.     CONTINGENCIES

We are a defendant in a lawsuit filed by Bear Stearns Merchant Fund Corp. for breach of contract in connection with their agreement to purchase Modern Technologies Corp. The suit asks for damages in an amount of at least $2,000. Our outside counsel has advised us that at this stage in the proceedings he cannot offer an opinion as to the probable outcome. We believe that the suit is completely without merit and intend to vigorously defend our position.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. (MTC or the Company) for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 and the financial condition of MTC for June 30, 2002 compared to December 31, 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this document.

We provide sophisticated systems engineering, information technology, intelligence operations and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. For the quarters and six months ended June 30, 2002 and June 30, 2001, over 90% of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the US Air Force, US Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. While approximately 22% of our revenue for the three and six months ended June 30, 2002 was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, which expires in August 2005, some of that work was previously performed on GSA schedules and could possibly, if necessary, be converted to GSA vehicles or other contracts. Revenue under the ASC/BPA for the three and six months ended June 30, 2001 was approximately 25% and 20%, respectively of total revenue. No other task order, including individual contracts under our GSA vehicles, accounted for more than 8% of revenue for the three months or six months ended June 30, 2002 or for more than 7% for the three and six months ended June 30, 2001.

In July 2001, we were one of six awardees of the Flexible Acquisition and Sustainment Tool (FAST) program with a ceiling of $7.4 billion. Under the FAST program, we expect to have the opportunity to compete for several hundred million dollars in task orders each year over the next six years as the Air Force maintains and modernizes aircraft and defense systems. As of August 9, 2002, we had been awarded 24 task orders with an expected award value of approximately $144 million if all options are exercised. Although we believe the FAST program presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST program will be for program management services, which historically have been less profitable than our other activities. We are currently supporting the FAST program by a combination of personnel hired to work on this program and by having personnel engaged in supporting other tasks spend part of their time in supporting the FAST program. As the program matures, we expect to support it primarily with personnel hired specifically for this program. In the event that the FAST program or other similar programs become a significant part of our business, our operating margins as a percentage of total revenue could be diminished due to the anticipated dramatic increase in the use of subcontractors to perform a significant portion of the awards under these types of programs.

Our federal government contracts are subject to government audits of our direct and indirect costs. The majority of these incurred cost audits have been completed through December 31, 1999. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2002 and 2001, approximately 71% and 68%, respectively, of our revenue came from services provided directly to our customers as a prime contractor and the balance indirectly as a subcontractor. These services consist primarily of the work of our employees, and to a lesser extent, the work of subcontractors. We anticipate that our work as a prime contractor on the FAST program will involve a significant increase in the use of subcontractors. We typically provide our services under contracts with a base term, often of three years, and option terms, typically two to four additional one-year terms or more, which the customer can exercise on an annual basis. We also have contracts with fixed terms, some extending as long as five years. Although we occasionally obtain government contracts in which the contracting agency obligates funding for the full term of the contract, most of our government contracts receive incremental funding, which subjects us to the risks associated with the government’s annual appropriations process.

Included in general and administrative expenses for the three and six months ended June 30, 2001 and the six months ended June 30, 2002, were related party management fees. Subsequent to March 31, 2002, these fees are no longer being incurred. The management fees were paid to a wholly owned affiliate of our majority stockholder. The nature of services received from the affiliate included our sole stockholder’s (at that time) services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. Although the management fees have been eliminated, we anticipate that a portion of these costs will be replaced on a recurring basis and that, by virtue of being a public company, we will incur certain general and administrative costs not previously incurred, including:

•	our majority stockholder now serves as Chairman of our board of directors for an annual fee of $150,000;

•	our President has assumed the role of Chief Executive Officer, and we have entered into a retention agreement with him that increased his base compensation, effective July 1, 2002, from $250,000 to $500,000. In addition, we have paid the new Chief Executive Officer a $750,000 one-time cash payment based on services performed and to be performed by him during the second, third and fourth quarters of fiscal year 2002. For the three and six months ended June 30, 2002, $250,000 of compensation expense related to this agreement was included in General and administrative expenses on the income statement. The remaining $500,000 of expense will be recognized equally in the quarters ended September 30, and December 31, 2002;

•	we have hired a Chief Financial Officer with annual base compensation of $250,000;

•	in addition to their base salaries, our Chief Executive Officer and Chief Financial Officer may be entitled to discretionary, performance-based bonuses, as may be determined from time to time by our board of directors;

•	director fees of $15,000 will be paid to each of our four outside directors;

•	insurance premiums for directors and officers insurance of $551,000; and

•	we intend to refer legal matters to outside legal counsel, the costs of which are currently not determinable.

In addition to the expenses set forth above, there will be other expenses associated with being a public company, the amount of which cannot be estimated at this time.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contract Types . When contracting with our government customers, we enter into one of three basic types of contracts: time-and-materials, fixed-price and cost-plus.

  Time-and-materials contracts . Under a time-and-materials contact, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contact, we can either make more money than we originally anticipated or lose money on the contract.
  Fixed-price contracts . Under fixed-price contracts, we agree to perform specified work for a firm fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. The majority of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.
  Cost-plus contracts . Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Time-and-materials	64%	74%	66%	73%
Fixed-price	23	15	22	16
Cost-plus	13	11	12	11

Total	100%	100%	100%	100%

Critical accounting policies

Revenue Recognition . Our critical accounting policies primarily relate to revenue recognition and related cost estimation. We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered plus the costs of any allowable expenses incurred. We recognize revenue on fixed-price contracts under the percentage-of-completion method based on costs incurred in relation to total estimated costs. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.

Contract revenue recognition inherently involves estimation. From time to time, circumstances develop that require us to revise our total estimated costs or revenue expected. In most cases, these changes relate to changes in the contractual scope of our work, and do not significantly impact the expected profit rate on a contract. We record the cumulative effects of any revisions to our estimated total costs and revenue in the period in which the circumstances become known.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of revenue . Cost of revenue primarily consists of the direct costs for providing our services to customers, which primarily includes the salaries and wages, plus associated fringe benefits, of our employees directly serving customers, plus the occupancy and other infrastructure costs necessary to support those employees. Cost of revenue also includes the cost of subcontractors and outside consultants, third-party materials, such as hardware and software, that we purchase and provide to the customer as part of the contract, depreciation and any other direct costs, such as travel expenses, incurred to support contract efforts.

General and administrative expenses . General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include depreciation and amortization, occupancy and travel expenses for employees performing general and administrative functions. For the six months ended June 30, 2002, it also includes non-recurring, non-cash stock compensation expense.

Also included in general and administrative expenses for the three and six months ended June 30, 2001 and for the six months ended June 30, 2002 are related party general and administrative expenses. As discussed above, related party general and administrative expenses included management fees prior to March 31, 2001. The management fees were paid to a wholly owned affiliate of our majority stockholder. The nature of services received from the affiliate included our majority stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. Subsequent to March 31, 2002, these fees are no longer being incurred. We continue to rent certain facilities from an entity related to our majority stockholder and Chairman of the Board of Directors. Although the management fees have been eliminated, we anticipate that a portion of these costs will be replaced on a recurring basis and that, by virtue of being a public company, we will incur certain general and administrative costs not previously incurred.

Net Interest Expense . Net interest expense is primarily related to interest expense accrued under any outstanding borrowings and interest income generated by our investments.

Forward-looking statements

Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST program, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive and changes in general economic and business conditions.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statement of operations in relation to revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	80.2	80.1	81.5	81.2

Gross profit	19.8	19.9	18.5	18.8
General and administrative expenses excluding stock compensation expense	6.8	8.2	7.7	9.0
Stock compensation expense	—	—	10.2	—

Operating income	13.0	11.7	0.6	9.8
Net interest expense	(0.9)	(0.7)	(0.8)	(0.9)

Income from continuing operations before income tax benefit	12.1	11.0	(0.2)	8.9
Income tax benefit	9.8	—	5.2	—

Income from continuing operations	21.9	11.0	5.0	8.9

Loss from discontinued operations	—	(0.6)	—	(0.8)

Net income	21.9%	10.4%	5.0%	8.1%

Prior to June 2002, we operated as a S corporation and were not subject to federal or certain state income taxes in any of the periods presented. See income tax benefit discussion below.

THREE MONTHS ENDED JUNE 30, 2002
COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenue. Revenue for the three months ended June 30, 2002 increased 12.0%, or approximately $2.9 million, to $27.1 million as compared to $24.2 million in the same period in 2001. This increase in revenue was driven by $2.6 million in new contracts, including approximately $1.7 million of revenue from task orders issued under the FAST program.

Gross profit. Gross profit for the three months ended June 30, 2002 increased 11.3%, or approximately $0.5 million, to $5.4 million as compared $4.8 million in the same period in 2001. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended June 30, 2002 slightly decreased to 19.8% as compared to 19.9% for the corresponding period in 2001. This decrease reflects increased subcontract costs as well as additional operating staff in support of our FAST program.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2002 decreased 8.1%, or approximately $0.2 million, to $1.8 million as compared to $2.0 million in the same period in 2001. There were several major factors which contributed to the decrease, including:

•	Related party general and administrative expenses decreased approximately $0.4 million for the three months ended June 30, 2002. The related party general and administrative expenses recognized during the second quarter of 2001 included management fees to our majority stockholder. Subsequent to March 31, 2002, the management fees have been eliminated.

•

Amortization expense for the three months ended June 30, 2002 decreased by approximately $0.3 million. The decrease resulted from the discontinuance of amortization of the purchase price allocated to contracts of an acquired company and goodwill in 2002. The purchase price contract value was fully amortized in 2001 and goodwill amortization was discontinued in January 2002 as a result of the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

•	The expense reductions for the second quarter of 2002 were partially offset by a $0.25 million expense recognized for one-third of the retention bonus under the new retention agreement for the Chief Executive Officer, as well as increased depreciation expense, professional services and additional public company expenses.

Operating Income. Operating income for the three months ended June 30, 2002 increased 25.0%, or approximately $0.7 million, to $3.5 million as compared to $2.8 million in the same period in 2001. The increase was primarily a result of the increase in revenue relative to the costs of revenue discussed above. Operating income as a percentage of sales increased to 13.0% from 11.7% during the second quarter of 2002 as compared to the same period in 2001.

Income tax benefit. During the second quarter of 2002, we changed our S Corporation status to C Corporation status under Internal Revenue Service regulations. As a result of this change we were required under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No. 109), to establish deferred tax balances. As a result, a deferred tax benefit of $2.6 million and current and non-current deferred tax assets were recognized in June 2002, primarily for timing differences between book and tax deductibility associated with accrued compensation items.

Income from continuing operations. Income from continuing operations for the three months ended June 30, 2002 increased 122.6%, or approximately $3.3 million, to $5.9 million as compared to $2.7 million in the same period in 2001. The increase resulted primarily from the $2.6 million tax benefit recognized during the second quarter of 2002 and the increased operating income.

SIX MONTHS ENDED JUNE 30, 2002
COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenue. Revenue for the six months ended June 30, 2002 increased 13.7%, or approximately $6.1 million, to $51.0 million as compared $44.9 million in the same period in 2001. This increase primarily resulted from approximately $5.0 million in revenue from new contracts, approximately 50% of which was from new task orders issued under the FAST program and approximately 50% from new contracts for U.S. Marine Corps Infrastructure, US Army Technical, Engineering, Fabrication and Operations Support Service, and Cruise Missile Product Group Advisory and Analysis Support projects. The balance of the growth was primarily generated through task orders won under the ASC/BPA.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit. Gross profit for the six months ended June 30, 2002 increased 12.1%, or approximately $1.0 million, to $9.4 million as compared to $8.4 million in the same period in 2001. The increase in gross profit primarily related to the increase in sales. Gross profit as a percentage of revenue for the six months ended June 30, 2002 slightly decreased to 18.5% as compared to 18.8% for the corresponding period in 2001. This decrease primarily reflects increased direct costs for subcontractors, additional operating staff, and additional overhead costs to fulfill services performed under additional task orders and contracts including the FAST program.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2002 decreased 3.0%, or approximately $0.1 million, to $3.9 million as compared to $4.0 million in the same period in 2001. There were several major factors which contributed to the decrease, including:

•	Related party general and administrative expenses decreased approximately $0.4 million for the six months ended June 30, 2002 as compared to the same period in 2001. The related party general and administrative expenses recognized during the first six months of 2001 as well as during the first three months of 2002 included management fees to our majority stockholder. Subsequent to March 31, 2002, the management fees have been eliminated.

•

Amortization expense for the six months ended June 30, 2002 decreased approximately $0.6 million. The decrease resulted from the discontinuance of amortization of the purchase price allocated to contracts of an acquired company and goodwill in 2002. The purchase price contract value was fully amortized in 2001 and goodwill amortization was discontinued in January 2002 as a result of the adoption of SFAS No. 142.

•	The expense reductions for the six months ended June 30, 2002 were partially offset by a $0.25 million expense recognized for one-third of the retention bonus under the new retention agreement for the Chief Executive Officer, as well as approximately $0.3 million of expenses recognized in the first quarter of 2002 for professional fees to evaluate strategic financial options, an approximate $0.1 million increase in depreciation expense, and an approximate $0.25 million increase in professional services, additional public company expenses, and compensation related accruals.

Stock compensation expense. In March 2002, our majority stockholder made a binding commitment to award approximately $5.2 million in stock-based compensation to three key members of our senior management, Michael Solley, President and Chief Executive Officer, David Gutridge, Chief Financial Officer, and Benjamin Crane, Chief Operating Officer, to reward these executives for their major contributions to the past profitability, growth and financial strength of the Company. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5.2 million (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5.2 million expense associated with this stock compensation award in March 2002 and a current liability was recorded.

In April 2002, to achieve certain tax benefits for the executives, our sole stockholder decided to issue stock options to satisfy the $5.2 million stock compensation award. Stock option agreements to purchase 415,273 shares of the Company’s common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options expire ten years from their date of grant. Once the liability for the stock compensation was settled by the issuance of stock options, the $5.2 million liability was reversed and credited to Paid-in capital. In June 2002, 80,667 of these options were exercised.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income. Operating income for the six months ended June 30, 2002 decreased 93.1%, or approximately $4.1 million, to $0.3 million as compared to $4.4 million in the same period in 2001. This decrease was caused by the accrual of the non-recurring, non-cash stock compensation expense of $5.2 million. Without this expense, operating income would have increased 26.1%, or $1.1 million, to $5.5 million, primarily as a result of our increased gross profit.

Income tax benefit. During the second quarter of 2002, we changed our S Corporation status to C Corporation status under Internal Revenue Service regulations. As a result of this change we were required under SFAS No. 109 to establish deferred tax balances. As a result, a deferred tax benefit of approximately $2.6 million and current and non-current deferred tax assets were recognized in June 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items.

Income from continuing operations. Income from continuing operations decreased 36.7%, or approximately $1.5 million, to $2.5 million for the six months ending June 30, 2002, compared to $4.0 million for the six months ending June 30, 2001. The decrease resulted primarily from the $5.2 million non-recurring, non-cash stock compensation expense, partially offset by the $2.6 million income tax benefit recognized during the second quarter of 2002 and the increased gross profit.

EFFECTS OF INFLATION

For the six months ended June 30, 2002, we conducted approximately 66% of our business under time-and-materials contracts, where labor rates are often fixed for several years or adjusted by modest increases. We generally have been able to price these contracts in a manner to accommodate the rates of inflation experienced in recent years. Also for the six months ended June 30, 2002, we conducted about 12% of our business under cost-plus contracts, which automatically adjust revenue to cover costs increased by inflation. We conducted the remaining 22% of our business under fixed-price contracts, which generally have not been adversely affected by inflation.

QUARTERLY FLUCTUATIONS

Our results of operations, particularly our revenue, gross profit and cash flow, may vary significantly from quarter to quarter depending on a number of factors, including the progress of contract performance, revenue earned on contracts, the number of billable days in a quarter, the timing of customer orders, changes in the scope of contracts and billing of other direct and subcontract costs, the commencement and completion of contracts we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts or task orders commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our positive cash flow from operations and our available credit facility have provided adequate liquidity to fund our operational needs as well as the operational needs of a number of unrelated businesses that have been disposed of or discontinued. The proceeds from our initial public offering, received July 3, 2002 will also provide a source of liquidity.

As of June 30, 2002, we had cash and cash equivalents of approximately $56,000. We have historically maintained minimal cash balances and have had all available cash credited daily against our borrowings under our line of credit.

On July 3, 2002 we successfully completed our initial public offering of common stock and received net proceeds of approximately $44.0 million from the offering (including the proceeds from the overallotment option exercised by the underwriters on July 1, 2002), after deducting our portion of estimated expenses and the underwriting discount. The proceeds were used to pay off our debt, with the balance invested in short-term securities. We plan to use the remaining proceeds for working capital and general corporate purposes, possibly including the acquisitions of complementary businesses. Our cash and marketable equity securities balance at August 9, 2002 was approximately $25.0 million.

Our working capital was $50.2 million at June 30, 2002 and $10.1 million at December 31, 2001. Our working capital increased $40.1 million in the first six months of 2002 for several reasons including:

•	The $39.5 million receivable from our underwriters related to the initial public offering, which commenced on June 28, 2002 and was completed on July 3, 2002;

•	An approximate $3.9 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. Approximately $2.4 million of these increases were a result of increased sales. The remainder of the increase is primarily attributable to an approximate $0.8 million past due account, which is expected to be collected in August, 2002, and approximately $0.6 million of costs which had accumulated for the six months ended June 30, 2002 which could not be billed until our 2002 provisional overhead rates were approved by the government in July 2002;

•	An approximate $1.9 million increase in prepaid expenses and other assets resulting from an approximate $0.6 million current deferred income tax asset recorded as a result of our conversion from an S Corporation to a C Corporation for income tax purposes, as well as the payment of the retention bonus of $0.75 million paid to the Chief Executive Officer, one-third of which has been expensed and the remainder included in prepaid expenses, and an increase in prepaid insurance;

•	Partially offsetting the increases in working capital was an approximate $4.8 million increase in accounts payable and accrued compensation and related items. The approximate $4.1 million increase in accounts payable is attributable to payments made at the end of June 2002 related to the initial public offering that were accrued as outstanding checks, including a distribution to our majority stockholder of the accumulated S Corporation earnings, and payments for professional services and insurance. The remaining increase in accrued compensation was primarily related to the accrual of the withholding tax associated with the exercise of nonqualified stock options by two key members of our senior management, as well as seasonal increases in payroll related accruals.

Our operating activities provided cash of approximately $3.8 million for the six months ended June 30, 2002. The operating cash primarily represented net income adjusted for the approximate $5.2 million of non-recurring stock compensation expense, the approximate $2.6 million deferred income tax benefit, and the changes in working capital as discussed above. For the six months ended June 30, 2001, cash from operating activities of approximately $5.3 million primarily represented net income adjusted for depreciation and amortization, and losses on discontinued operations.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investing activities used cash of approximately $0.6 million for the six months ended June 30, 2002, primarily as a result of capital expenditures. These capital expenditures included the purchase in the second quarter of 2002 at fair value of a 90% ownership interest in an airplane owned by a related party for approximately $0.4 million. Cash used by investing activities for the six months ended June 30, 2002 was approximately $0.5 million less than the same period of 2001. The primary difference in cash used in investing activities was a decrease in advances to affiliates. No further advances to affiliates have been or will be made subsequent to March 31, 2002, and all balances at that date have been paid in full. We currently anticipate that capital expenditures for 2002 will be approximately $0.8 million.

Our financing activities used cash of approximately $3.3 million for the six months ended June 30, 2002. The cash was primarily used for approximately $9.2 million of distributions to our majority stockholder, offset by approximately $3.6 million in net bank borrowings and a $2.0 million capital contribution from our majority stockholder which was made in the first quarter of 2002. This compares to net reductions in borrowings of approximately $0.7 million and approximately $3.0 million in distributions to our majority stockholder for a use of cash for financing activities of approximately $3.8 million for the six months ended June 30, 2001.

During the six months ended June 30, 2001, discontinued operations used approximately $0.5 million in cash. With all discontinued operations and their net assets distributed from the Company by the end of 2001, the first six months of 2002 had no use or provision of cash from discontinued operations.

At June 30, 2002, we had a five-year term note of $4.5 million bearing interest at prime rate plus 0.5% and a long-term revolving line of credit of $15.0 million bearing interest at prime rate plus 0.25%, of which approximately $13.2 million was outstanding on that date. National City Bank and The Provident Bank are the equal co-lenders for the term note and the line of credit. The credit facility is secured by substantially all of our assets. The term loan required quarterly principal payments of $250,000, increasing annually such that the entire loan was required to be paid off on October 1, 2005. The revolving line of credit requires no principal payments and is designed to be a three-year “evergreen” agreement with a new year being added to the term of the agreement at the option of the banks at the end of each year. Currently the line matures on January 2, 2004. On July 3, 2002 we paid all debt outstanding under the term loan and the revolving credit facility with the proceeds from our initial public offering.

Our credit facility contains covenants that limit or restrict our ability, among other things, to borrow money outside of the amounts committed under our credit facility; to make acquisitions; to dispose of our assets outside the ordinary course of business; to use borrowings for particular purposes; to create or hold subsidiaries; to transfer equity interests in subsidiaries; to extend credit or become a guarantor; to encumber our property or assets; to invest more than a limited amount in fixed assets or improvements; to modify the terms of any indebtedness owed to our majority stockholder; to change our accounting policies or the nature of our business; to amend or commit a default or grant a waiver under any material agreement; to permit ourselves to be a party to any material labor dispute or become subject to an adverse obligation, such as a judgment or decree; to merge or consolidate; and to pay dividends if we are, or after payment of the proposed dividends would be, in default under the credit facility. It also requires us to maintain specified financial standards relating to the net book value of our receivables, our tangible net worth, our fixed charge coverage and the ratio of our funded indebtedness to our adjusted earnings; to maintain adequate records and provide financial statements and other information to the banks; to pay taxes; to maintain insurance; to preserve our corporate existence and maintain our fixed assets; to comply with laws and orders; and to remain qualified to do business where needed. In addition, the ratio of our funded indebtedness to our adjusted earnings can affect the interest rates we pay, even if we satisfy the minimum required standard.

We were in violation of certain covenants in the agreement governing the credit facility at June 30, 2002. We have obtained a waiver of these violations from the lenders through December 31, 2002. All of the covenant violations at June 30, 2002 were caused by the stock compensation expense associated with grants of non-qualified stock options to certain executives during 2002. We also obtained a waiver to permit the formation of our holding company structure. Subsequent to our public offering, we are in compliance with all of these covenants.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management believes that the proceeds from our offering, together with cash generated by operations and amounts available under our credit facility, will be sufficient to fund our working capital requirements, debt service obligations and capital expenditures for the foreseeable future.

Our ability to generate cash from operations depends to a significant extent on winning new and re-competed contracts and task orders from our customers in competitive bidding processes. If a significant portion of our government contracts were terminated or if our win rate on new and re-competed contracts and task orders were to decline significantly, our operating cash flow would decrease, which would adversely affect our liquidity and capital resources.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement and our term loan. As a result of the initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility and term loan were repaid. Pending final use, we have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have a significant impact on future earnings or the fair market value of the securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). We adopted SFAS No. 142 on January 1, 2002. We have performed the first step of the goodwill impairment test and have concluded that goodwill is not impaired. The table below shows the effect on net income had SFAS No. 142 been adopted in prior periods:

	Three months ended June 30, 2001	Six months ended June 30, 2001

Net income	$2,513	$3,631
Goodwill amortization	28	56

Adjusted net income	$2,541	$3,687

Basic and diluted earnings per common share
Net income	$0.25	$0.37
Goodwill amortization	—	0.01
Adjusted net income	$0.25	$0.37

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections , was issued (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt-an amendment of APB Opinion No. 30 , which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains or losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980, which is no longer necessary. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases , to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early application encouraged with the exception of the provisions of this statement relating to the amendment of SFAS No. 13 which are effective for transactions occurring after May 15, 2002. We do not believe the adoption of SFAS No. 145 will have a material impact on the financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have determined that the adoption of SFAS 146 will have no impact on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II. Other Information

ITEM 1.	Legal Proceedings

  From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition and results of operations. See Note K. Contingencies for further discussion of pending litigation.

ITEM 2.	Changes in Securities and Use of Proceeds

  On June 27, 2002, our registration statement (No. 333-87590) relating to our initial public offering of 5,000,000 shares of common stock, par value $0.001 per share, was declared effective by the Securities and Exchange Commission and we, Mr. Rajesh K. Soin and the underwriters signed an underwriting agreement pursuant to which we and Mr. Soin agreed to sell shares covered by the registration statement to the underwriters at $15.81 per share. We agreed to sell 2,500,000 of these shares and Mr. Soin agreed to sell 2,500,000 of these shares. We did not receive any of the proceeds from the sale of the shares by Mr. Soin. The managing underwriters for the offering were Legg Mason Wood Walker, Incorporated, Raymond James & Associates, Inc., Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. The underwriters offered these shares to the public at $17.00 per share. The initial public offering was consummated on July 3, 2002.

  All of the registered shares were sold in the public offering. The aggregate price of the 2,500,000 shares registered on behalf of each of Mr. Soin and us was $42.5 million and the aggregate offering price of the 2,500,000 shares sold to date by each of Mr. Soin and us was $42.5 million. Our share of the total underwriting discount was approximately $3.0 million and we incurred approximately $1.4 million of other expenses (including filing, legal, and accounting fees), none of which was paid to our directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock. Our net proceeds from the offering of the 2,500,000 shares were approximately $38.1 million. Approximately $21.0 million of our net proceeds from the offering were used to repay the principal and accrued interest outstanding under our term loan and revolving credit facility.

  The underwriters also had an option to purchase an additional 375,000 shares of common stock from us and an additional 375,000 shares from Mr. Soin to cover over-allotments. This option was exercised in full by the underwriters on July 1, 2002 and all of these shares were sold by the underwriters for $17.00 per share. The aggregate price of the 375,000 shares registered on behalf of each of Mr. Soin and us was $6.4 million and the aggregate offering price of the 375,000 shares sold to date by each of Mr. Soin and us is $6.4 million. Our share of the total underwriting discount was approximately $0.5 million and we incurred approximately $0.1 million of other expenses (including filing, legal, and accounting fees), none of which was paid to our directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock. Our net proceeds from the sale of the 375,000 shares were approximately $5.8 million.

  We intend to use the remainder of the net proceeds from this offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we decide to selectively pursue in the future. We have no present commitments, agreements or understandings to acquire any businesses. Pending final use of the proceeds we have invested the remaining net proceeds of approximately $25.0 million from this offering in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies.

ITEM 4.	Submission of Matters to a Vote of Security Holders

  In unanimous written consents dated May 3, 2002, June 11, 2002 and June 27, 2002, our majority stockholder approved matters related to our initial public offering. On May 3, 2002, our majority stockholder elected himself, Michael W. Solley and David S. Gutridge to serve as our directors, approved stock option grants to Mr. Solley, Mr. Gutridge and Benjamin D. Crane, and approved the 2002 Equity and Performance Incentive Plan. On June 11, 2002, our majority

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II. Other Information

  stockholder approved our Amended and Restated Certificate of Incorporation. On June 27, 2002, our majority stockholder set the number of authorized directors on our board of directors at seven.

ITEM 6.	Exhibits and Reports on Form 8-K

            (a)   Exhibits:

Exhibit No.

99.	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.

            (b)   Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.
Date: August 14, 2002	By:	/s/ David S. Gutridge

(Signature) David S. Gutridge Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002