Form 10-Q
period 2002-09-30
MTC TECHNOLOGIES INC
filed 2002-11-12
CIK 1172243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from to.

Commission file number 000-49890

MTC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0593816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4032 Linden Avenue, Dayton, Ohio 45432

(Address of principal executive offices) (Zip Code)

(937) 252-9199

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      ☒                      No

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).
Yes                                 No     ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of November 8, 2002 was 12,866,074.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index
Page 1

			Page
			Number

Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3

		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001	4

		Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2002	5

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001	6

		Notes to Condensed Consolidated Financial Statements	7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	25

Part II	Other Information

	Item 1.	Legal Proceedings	26

	Item 2.	Changes in Securities and Use of Proceeds	26-27

	Item 5.	Other Information	27

	Item 6.	Exhibits and Reports on Form 8-K	27-28

Signatures

Certifications

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents (Note J)	$24,599	$60

Marketable equity securities - trading	—	167

Accounts receivable, net	26,779	21,877

Costs and estimated earnings in excess of amounts
billed on uncompleted contracts	1,916	518

Prepaid expenses and other current assets	1,608	273

Total current assets	54,092	22,895

Property, plant and equipment, net	1,594	1,136

Goodwill, net	1,558	1,558

Other assets	2,171	145

	$60,225	$25,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,735	$5,073

Current maturities of long-term debt (Note C)	—	1,000

Compensation and related items	6,045	5,612

Billings in excess of costs and estimated earnings on uncompleted contracts	221	1,057

Other current liabilities	275	38

Total current liabilities	13,276	12,780

Long-term debt (Note C)	—	13,075

Commitments and contingencies (Note K)

Stockholders’ equity (Deficiency in net assets):
Common stock, $0.001 par value; 50,000,000 shares
authorized; 12,843,149 and 9,887,482 shares issued and outstanding, at
September 30, 2002 and December 31, 2001, respectively	13	10

Paid-in capital (Note B)	49,387	6,399

Due from stockholder (Note B)	—	(2,000)

Accumulated deficit	(2,451)	(4,530)

Total stockholders’ equity (deficiency in net assets)	46,949	(121)

	$60,225	$25,734

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue	$30,939	$22,919	$81,930	$67,774

Cost of revenue	25,082	18,780	66,633	55,217

Gross profit	5,857	4,139	15,297	12,557

General and administrative expenses,
excluding stock compensation expense	2,023	2,191	6,005	6,237

Stock compensation expense (Note F)	—	—	5,215	—

Operating income	3,834	1,948	4,077	6,320

Interest income (expense):

Interest income	115	162	144	320

Interest expense	(7)	(283)	(396)	(822)

Net interest income (expense)	108	(121)	(252)	(502)

Income from continuing operations
before income tax expense (benefit)	3,942	1,827	3,825	5,818

Income tax expense (benefit) (Note A)	1,577	—	(1,067)	—

Income from continuing operations	2,365	1,827	4,892	5,818

Loss from discontinued operations	—	(218)	—	(578)

Net income	$2,365	$1,609	$4,892	$5,240

Basic earnings per share:
Income from continuing operations	$0.18	$0.18	$0.45	$0.59

Loss from discontinued operations	—	(0.02)	—	(0.06)

Net income	$0.18	$0.16	$0.45	$0.53

Diluted earnings per share:

Income from continuing operations	$0.18	$0.18	$0.44	$0.59

Loss from discontinued operations	—	(0.02)	—	(0.06)

Net income	$0.18	$0.16	$0.44	$0.53

Weighted average common
shares outstanding:

Basic	12,843,149	9,887,482	10,911,890	9,887,482

Diluted	13,082,722	9,887,482	11,030,906	9,887,482

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2002
(Dollars in Thousands Except Share Data)

	Common stock

	Shares	Amount	Paid-in capital	Accumulated deficit	Due from stockholder	Total

Balance, December 31, 2001	9,887,482	$10	$6,399	$(4,530)	$(2,000)	$(121)
Net income				4,892		4,892
Stockholder contribution (Note B)					2,000	2,000
Stockholder distribution			(6,405)	(2,813)		(9,218)
Net proceeds from initial public
offering (Note B)	2,875,000	3	43,832			43,835
Stock compensation related to
issuance of stock options (Note F)			5,215			5,215
Exercise of stock options (Note F)	80,667		338			338
Other			8			8

Balance, September 30, 2002	12,843,149	$13	$49,387	$(2,451)	$--	$46,949

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income	$4,892	$5,240
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock compensation expense	5,215	—
Deferred income tax benefit	(2,644)	—
Depreciation and amortization	356	1,326
Losses on marketable equity securities	10	42
Discontinued operations	—	578
Changes in operating assets and liabilities:
Accounts receivable	(4,902)	2,662
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,398)	1,183
Prepaid expenses and other assets	(709)	665
Accounts payable	1,662	(3,809)
Compensation and related items	433	1,582
Billings in excess of costs and estimated earnings on uncompleted contracts	(836)	60
Other current liabilities	237	129

Net cash provided by operating activities	2,316	9,658

Cash flows from investing activities:
Proceeds from the sale of marketable equity securities	167	106
Purchases of marketable equity securities	(10)	(90)
Purchase of property and equipment	(814)	(466)
Increase in advances to affiliates	—	(893)

Net cash used by investing activities	(657)	(1,343)

Cash flows from financing activities:
Proceeds from initial public offering	43,835	—
Net repayments on the revolving credit facility	(9,575)	(3,888)
Payments on long-term borrowings	(4,500)	—
Proceeds from exercise of stock options	338	—
Capital contribution	2,000	—
Cash distributions to stockholder	(9,218)	(3,975)

Net cash provided (used) by financing activities	22,880	(7,863)

Net cash used by discontinued operations	—	(452)

Net increase in cash	24,539	—
Cash and cash equivalents at beginning of period	60	60

Cash and cash equivalents at end of period	$24,599	$60

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information —The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items (except for our initial public offering of common stock and related transactions), necessary to present fairly the periods indicated. Results of operations for the interim periods ended September 30, 2002 and 2001 are not necessarily indicative of the results for the full year.

Income taxes— On June 28, 2002, we changed our S Corporation status to C Corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. In June, 2002, we recognized a deferred income tax benefit of $2,644 on our income statement and a current deferred income tax asset of $610, included in prepaid expenses and other current assets on our balance sheet, and a non-current deferred income tax asset of $2,034, included in other assets on our balance sheet, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes.

Prior to June 28, 2002, under our S Corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes.

Cash and Cash Equivalents —We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For these investments, the carrying amount is a reasonable estimate of fair value.

Reclassifications—Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

B. STOCKHOLDERS’ EQUITY

At December 31, 2001, Mr. Rajesh K. Soin, our sole stockholder prior to the initial public offering, agreed to contribute $2,000 to our wholly-owned subsidiary, Modern Technologies Corp. We recorded the amount due from stockholder as a reduction in stockholders’ equity with a corresponding increase to additional paid-in capital. Mr. Soin contributed the $2,000 during the first quarter of 2002. Upon payment we reduced the amount due from stockholder.

In April, 2002, MTC Technologies, Inc. (MTCT or the Company) was incorporated in Delaware. On May 3, 2002, Mr. Soin contributed all of the issued and outstanding shares of Modern Technologies Corp. (MTC) to the Company in exchange for 9,887,482 shares (post stock split as discussed below) of MTC Technologies, Inc. resulting in Mr. Soin owning all of the shares of MTC Technologies, Inc. and Modern Technologies Corp. becoming a wholly owned subsidiary of MTC Technologies, Inc. All shares, per share data and other equity amounts in the accompanying financial statements have been adjusted to give retroactive effect to the transaction.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

In May, 2002, the Directors approved the 2002 Equity and Performance Incentive Plan. As of September 30, 2002, 74,720 options were awarded under this plan.

On June 11, 2002, our Directors authorized and declared a 2,471.8707-for-1 stock split effected in the form of a dividend of 2,470.8707 shares of the common stock, par value of $0.001 per share for each one share of common stock. All shares and per share amounts in these consolidated financial statements have been adjusted to reflect this stock split. Our directors also increased the number of authorized shares of $0.001 par value common stock to 50 million and authorized 5 million shares of $0.001 par value preferred stock, of which none is outstanding.

On July 3, 2002 we successfully completed our initial public offering of common stock and received net proceeds of approximately $43,835 from the offering, after deducting our portion of estimated expenses and the underwriting discount. The proceeds were used to pay off approximately $21,000 of our debt, with the balance invested in short-term investment grade, interest-bearing securities and guaranteed obligations of the United States and its agencies. On October 18, 2002, we used $7,200 of these proceeds to acquire 100% of the outstanding common stock of AMCOMP Corporation. We plan to use the remaining proceeds for working capital and general corporate purposes, possibly including the acquisitions of additional complementary businesses.

C. LONG-TERM DEBT

	September 30,		December 31,
	2002		2001

Revolving credit agreement, due 01/02/04:
Portion at LIBOR plus 2.5%	$	---	$3,500
Portion at prime rate plus 0.25%		---	5,575
Term loan agreement, interest at prime rate or LIBOR plus
2.75%, due 10/1/05		---	5,000

Total debt		---	14,075
Less- current maturities		---	1,000

Total long-term debt	$	---	$13,075

Our borrowing limit at September 30, 2002, under our revolving credit agreement, was $15,000, subject to borrowing base requirements and customary loan covenants. The interest rate applicable to the revolving line of credit is dependant on our funded debt to EBITDA ratio. If we were to currently borrow against the revolving line of credit, we would pay our choice of either 0.25% less than the prime rate or 1.75% above the LIBOR rate. On July 3, 2002 we paid all debt outstanding under the term loan and the revolving credit facility with the proceeds from our initial public offering. In the event that we utilize our revolving credit facility, we would be subject to certain restrictions and would be required to meet certain financial covenants. The restrictions include, among other things, limitations on our ability to pay dividends if we are, or after payment of the proposed dividends would be, in default under the credit facility.

D. BUSINESS SEGMENT

We have no sales to foreign customers and we operate as one segment, delivering a broad array of services primarily to the federal government in four areas which are offered separately or in combination across our customer base. These services are Systems Engineering, Information Technology,

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

Intelligence Operations and Program Management. Although we offer the services referred to above, we review revenue internally primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered.

E. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, and rent a portion of our facilities from various entities that are controlled by Mr. Soin, our majority stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Included in general and administrative expenses:
Shared services paid to related parties
(Soin International)	$—	$647	$584	$1,587
Shared services charged to related parties	—	(48)	(28)	(123)
Airplane usage charges paid to Soin International	6	35	29	85
Rent paid to related parties	118	118	354	354

	$124	$752	$939	$1,903

Rent included in cost of revenues paid to related
parties	$36	$43	$108	$130

Interest income from related parties	$—	$82	$—	$229

Subcontracting services purchased from related
parties:
MTC India	$123	$134	$348	$359

Aerospace Integration Corporation	$22	$128	$145	$453

Subcontract services provided to related parties:

International Consultants, Inc.	$249	$271	$385	$369

Integrated Information Technology
Corporation	$453	$227	$1,396	$678

Prior to March 31, 2002, we received administrative services from Soin International, which is wholly owned by an entity related to Mr. Soin. The charges for these services generally reflected the marginal cost of the service provided, plus a pro-rata share of the associated fixed costs. In addition, we lease our administrative and some operational facilities from entities related to Mr. Soin.

In the second quarter of 2002, we purchased, at fair value of approximately $405, a 90% ownership interest in an airplane owned by Soin Aviation. We have also entered into a sharing arrangement with Soin Aviation under which we are responsible for a pro rata share of the fixed and marginal costs associated with aircraft owned by us and Soin Aviation.

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

At September 30, 2002 and December 31, 2001, amounts due from related parties were $273 and $600, respectively.

F. STOCK COMPENSATION

In March, 2002, the sole stockholder made a binding commitment to award $5,215 in stock-based compensation to three key members of our senior management, Michael Solley, President and Chief Executive Officer, David Gutridge, Chief Financial Officer, and Benjamin Crane, Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5,215 (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5,215 expense associated with this stock compensation award in March, 2002. The liability recorded in March was classified as a current liability.

In April, 2002, to achieve certain tax benefits for the executives, the sole stockholder decided to issue stock options to satisfy the $5,215 stock compensation award. Stock option agreements to purchase 415,273 shares of our common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options expire ten years from their date of grant. Once the liability for the stock compensation was settled by the issuance of stock options the $5,215 liability was reclassified to paid-in capital on our balance sheet. In June, 2002, 80,667 of these options were exercised.

G. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share were computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period, and shares reacquired, if any, during the period are weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share and basic earnings (loss) per share for the three and nine months ended September 30, 2001 were equal because there were no common stock equivalents outstanding during any of those periods. The weighted average shares for the three and nine months ended September 30, 2002 are as follows:

	Three months ended	Nine months ended
	September 30, 2002	September 30, 2002

Basic weighted average common shares outstanding	12,843,149	10,911,890
Effect of potential exercise of stock options	239,573	119,016

Diluted weighted average common shares outstanding	13,082,722	11,030,906

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

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Net income	$1,609	$5,240
Goodwill amortization	30	86

Adjusted net income	$1,639	$5,326

Basic and diluted earnings per
common share:
Net income	$0.16	$0.53
Goodwill amortization	0.01	0.01

Adjusted net income	$0.17	$0.54

I. RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate any near term impact on the financial statements as a result of adopting this statement.

In April, 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains or losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980, which is no longer necessary. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, (SFAS No. 13) to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early application encouraged, with the exception of the provisions of this Statement relating to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

the amendment of SFAS No. 13, which are effective for transactions occurring after May 15, 2002. We do not believe the adoption of SFAS No. 145 will have a material impact on the financial statements.

J. SUBSEQUENT EVENTS

On October 17, 2002, MTC Technologies, Inc. announced that it and its wholly-owned subsidiary, Modern Technologies Corp. (MTC), signed a stock purchase agreement to acquire AMCOMP Corporation (AMCOMP) from AMCOMP ’s current shareholders. AMCOMP is a technology company providing engineering services, primarily in the area of Space Systems, Global Positioning Systems (GPS) Engineering and Information Technology, to the Department of Defense, and other government agencies. The acquisition was completed on October 18, 2002.

MTC used $7,200 of the proceeds from the recent initial public offering of MTCT to purchase 100 percent of the stock of AMCOMP. Through 2004, MTC may be required to make additional annual payments to the AMCOMP’s shareholder’s as part of an earn-out provision of the stock purchase agreement. Under the earn-out agreement, MTC could be required to pay up to an additional $3,300 in additional purchase price should cumulative earnings meet certain goals over the period October 11, 2002 through December 31, 2004.

The acquisition is consistent with MTCT ’s growth strategies to acquire complementary businesses to reach new customers and technologies. This acquisition will enable MTC to expand efforts in United States Air Force Space Systems activities, and provides MTC access to new markets including Global Positioning Systems test, integration, and engineering as well as adding the Space and Missile Command as a new customer. AMCOMP has key operating locations in Los Angeles, CA, Alamogordo, NM and Colorado Springs, CO.

On November 1, 2002, our Chief Executive Officer, Michael W. Solley, signed a Prearranged Trading Plan for Stock to Be Acquired Upon Exercise of Non-Qualified Stock Options. Under this plan, beginning January 2003, for a period of twelve months, Mr. Solley will exercise 10,000 options per month and sell all of the stock acquired upon exercise, assuming the stock price exceeds a prearranged minimum stock price.

K. CONTINGENCIES

We are a defendant in a lawsuit filed by Bear Stearns Merchant Fund Corp. for breach of contract and other matters in connection with their proposal to purchase Modern Technologies Corp. The suit asks for damages in an amount of at least $2,000. Our outside counsel has advised us that at this stage in the proceedings he cannot offer an opinion as to the probable outcome. We believe that the suit is completely without merit and intend to vigorously defend our position.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and subsidiaries (MTCT or the Company) for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 and the financial condition of MTCT for September 30, 2002 compared to December 31, 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this document.

We provide sophisticated systems engineering, information technology, intelligence operations and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. For the quarters and nine months ended September 30, 2002 and September 30, 2001, over 85% of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. While approximately 22% of our revenue for the three and nine months ended September 30, 2002 was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, which expires in August, 2005, some of that work was previously performed on GSA schedules and could possibly, if necessary, be converted to GSA vehicles or other contracts. Revenue under the ASC/BPA for the three and nine months ended September 30, 2001 was approximately 21% and 23%, respectively of total revenue. Additionally, revenue under the Flexible Acquisition and Sustainment Tool (FAST) contract for the three and nine months ended September 30, 2002 was approximately 21% and 11%, respectively, of total revenue. We did not record any revenue from the FAST contract in 2001, although we previously performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents an increasingly large percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 5% and 7% of revenue for the three and nine months ended September 30, 2002, respectively, or for more than 7% for the three and nine months ended September 30, 2001.

In July, 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion. Under the FAST contract, we expect to have the opportunity to compete for several hundred million dollars in task orders each year over the next six years as the Air Force maintains and modernizes aircraft and defense systems. As of November 8, 2002, we had been awarded 31 task orders with an expected award value of approximately $550 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. We are currently supporting the FAST contract by a combination of personnel hired to work on this contract and by having personnel engaged in supporting other tasks spend part of their time in supporting the FAST contract. As the contract matures, we expect to support it primarily with personnel hired specifically for this contract. In the event that the FAST contract or other similar contracts become a significant part of our business, our operating margins as a percentage of total revenue could be diminished due to the anticipated dramatic increase in the need to use subcontractors to perform a significant portion of the awards under these types of contracts.

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

For the nine months ended September 30, 2002 and 2001, approximately 74% and 68%, respectively, of our revenue came from services provided directly to our customers as a prime contractor and the balance came from services provided indirectly as a subcontractor. Our services consist primarily of the work of our employees and, to a lesser extent, the work of subcontractors. We anticipate that our work as a prime contractor on the FAST contract will involve a significant increase in the use of subcontractors. We typically provide our services under contracts with a base term, often of three years, and option terms, typically two to four additional one-year terms or more, which the customer can exercise on an annual basis. We also have contracts with fixed terms, some extending as long as five or six years. Although we occasionally obtain government contracts for which the contracting agency obligates funding for the full term of the contract, most of our government contracts receive incremental funding, which subjects us to the risks associated with the government’s annual appropriations process.

Included in general and administrative expenses for the three and nine months ended September 30, 2001 and the nine months ended September 30, 2002, were related party management fees. Subsequent to March 31, 2002, these fees are no longer being incurred. The management fees were paid to a wholly owned affiliate of our majority stockholder. The nature of services received from the affiliate included our sole stockholder’s (at that time) services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. Although the management fees have been eliminated subsequent to March 31, 2002, a portion of these costs have been replaced on a recurring basis and, by virtue of being a public company, we have incurred and will continue to incur certain general and administrative costs not incurred prior to March 31, 2002, including:

•	our majority stockholder now serves as Chairman of our board of directors for an annual fee of $150,000;
•	our President has assumed the role of Chief Executive Officer, and we have entered into a retention agreement with him that increased his annual base compensation, effective July 1, 2002, from $250,000 to $500,000. In addition, in the second quarter of 2002, we paid the new Chief Executive Officer a $750,000 one-time cash payment based on services performed and to be performed by him during the second, third and fourth quarters of fiscal year 2002. For the three and nine months ended September 30, 2002, $250,000 and $500,000, respectively, of compensation expense related to this agreement has been included in general and administrative expenses on the income statement. The remaining $250,000 of expense will be recognized during the fourth quarter of 2002;
•	we have hired a Chief Financial Officer with annual base compensation of $250,000;
•	in addition to their base salaries, our Chief Executive Officer and Chief Financial Officer may be entitled to discretionary, performance-based bonuses, as may be determined from time to time by our board of directors;
•	director fees of at least $15,000 will be paid to each of our four outside directors;
•	insurance premiums for directors and officers insurance of $551,000; and
•	we intend to refer legal matters to outside legal counsel, the costs of which are currently not determinable.

In addition to the expenses set forth above, there will be other expenses associated with being a public company, the amount of which cannot be estimated at this time.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Contract Types. When contracting with our government customers, we enter into one of three basic types of contracts: time-and-materials, fixed-price and cost-plus.

•	Time-and-materials contracts. Under a time-and-materials contact, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contact, we can either make more money than we originally anticipated or lose money on the contract.

•	Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. The majority of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

•	Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Time-and-materials	59%	72%	64%	72%
Fixed-price	26	16	23	16
Cost-plus	15	12	13	12

Total	100%	100%	100%	100%

Funded Backlog. Backlog, which consists of funded and unfunded portions, is our estimate of the remaining future revenue from existing signed contracts, assuming the exercise of all options relating to those contracts. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under the contract by the purchasing agency or otherwise authorized for payment to us by the customers upon completion of a specified portion of work, less revenue previously recognized. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years.

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at September 30, 2002 was approximately $131 million as compared to approximately $43 million at December 31, 2001. We have increased our funded backlog by approximately $88 million from December 31, 2001, primarily due to the funding increases in the ASC/BPA and FAST contracts. Although we currently have a higher percentage of funded backlog, we believe that the funded backlog as a percentage of twelve-month trailing revenue is more typically sustainable at a range of approximately 40% to 60% of twelve-month trailing revenue.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical accounting policies

Revenue Recognition. Our critical accounting policies primarily relate to revenue recognition and related cost estimation. We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered plus the costs of any allowable expenses incurred. We recognize revenue on fixed-price contracts under the percentage-of-completion method based on costs incurred in relation to total estimated costs, or upon delivery of specific products or services, as appropriate. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.

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

Cost of revenue. Cost of revenue primarily consists of the direct costs for providing our services to customers, which primarily include the salaries and wages, plus associated fringe benefits, of our employees directly serving customers, plus the occupancy and other infrastructure costs necessary to support those employees. Cost of revenue also includes the cost of subcontractors and outside consultants, third-party materials, such as hardware and software, that we purchase and provide to the customer as part of the contract, depreciation and any other direct costs, such as travel expenses, incurred to support contract efforts.

General and administrative expenses. General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include depreciation and amortization, occupancy and travel expenses for employees performing general and administrative functions. For the nine months ended September 30, 2002, it also includes non-recurring, non-cash stock compensation expense, incurred in March, 2002.

Also included in general and administrative expenses for the three and nine months ended September 30, 2001 and for the nine months ended September 30, 2002 are related party general and administrative expenses. As discussed above, related party general and administrative expenses included management fees prior to March 31, 2002. The management fees were paid to a wholly owned affiliate of our majority stockholder. The nature of services received from the affiliate included our majority stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. Subsequent to March 31, 2002, these fees are no longer being incurred. We continue to rent certain facilities from an entity related to our majority stockholder. Although the management fees have been eliminated, a portion of these costs have been replaced on a recurring basis and, by virtue of being a public company, we have incurred and will continue to incur certain general and administrative costs not previously incurred.

Net Interest Income (Expense). Net interest income (expense) is primarily related to interest expense accrued under any outstanding borrowings and interest income generated by our investments. We repaid

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

all outstanding debt in July, 2002 with a portion of the proceeds from our initial public offering and invested the balance of the proceeds.

Forward-looking statements

Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statement of operations in relation to revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	81.1	81.9	81.3	81.5

Gross profit	18.9	18.1	18.7	18.5
General and administrative
expenses excluding stock
compensation expense	6.6	9.6	7.3	9.2

Stock compensation expense	—	—	6.4	—

Operating income	12.3	8.5	5.0	9.3
Net interest income (expense)	0.4	(0.5)	(0.3)	(0.7)

Income from continuing operations
before income tax expense (benefit)	12.7	8.0	(4.7)	8.6

Income tax expense (benefit)	5.1	—	(1.3)	—

Income from continuing operations	7.6	8.0	6.0	8.6

Loss from discontinued operations	—	(1.0)	—	(0.9)

Net income	7.6%	7.0%	6.0%	7.7%

Prior to June 28, 2002, we operated as an S corporation and were not subject to federal or certain state income taxes in any of the periods presented. See income tax discussion below.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue. Revenue for the three months ended September 30, 2002 increased 35.0%, or approximately $8.0 million, to $30.9 million as compared to $22.9 million in the same period in 2001. This increase in revenue was primarily the result of $6.5 million of new task orders issued under the FAST contract.

Gross profit. Gross profit for the three months ended September 30, 2002 increased 41.5%, or approximately $1.7 million, to $5.9 million as compared to $4.1 million in the same period in 2001. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended September 30, 2002 increased to 18.9% as compared to 18.1% for the corresponding period in 2001. This improvement in gross profit percentage is primarily the result of lower overhead costs as a percentage of revenue. This reflects the semi-fixed nature of these costs (i.e., they increase at a rate less than the rate of increase in revenue).

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2002 decreased 7.7%, or approximately $0.2 million, to $2.0 million as compared to $2.2 million in the same period in 2001. There were several major factors which contributed to the decrease, including:

•	For the three months ended September 30, 2001, general and administrative expenses included approximately $0.5 million of management fees to our majority stockholder. Subsequent to March 31, 2002, the management fees have been eliminated, therefore general and administrative expenses for the three months ended September 30, 2002 have no such expense.

•	Amortization expense for the three months ended September 30, 2002 decreased by approximately $0.3 million. The decrease resulted from (a) the discontinuance of amortization of the purchase price allocated to contracts of an acquired company, which became fully amortized in September, 2001; and (b) the discontinuance of goodwill amortization in January, 2002 as a result of the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

•	The expense reductions for the third quarter of 2002 were partially offset by approximately $0.8 million of increases in other expenses. The largest of these was a $0.25 million expense recognized for one-third of the retention bonus under the new retention agreement for the Chief Executive Officer. Additional increases were incurred for increased depreciation expense, salary expense, professional services and other expenses related to being a public company.

Operating income. Operating income for the three months ended September 30, 2002 increased 96.8%, or approximately $1.9 million, to $3.8 million as compared to $1.9 million in the same period in 2001. Operating income as a percentage of revenue increased to 12.3% from 8.5% during the third quarter of 2002 as compared to the same period in 2001. The increase was primarily a result of the increase in revenue, the increase in gross margin both in dollars and as a percentage of revenue, and lower general and administrative expenses, all as discussed above.

Net interest income (expense). Net interest income for the three months ended September 30, 2002 increased 189.3%, or approximately $0.2 million, to $0.1 million as compared to net interest expense of $0.1 million in the same period in 2001. We repaid all outstanding debt in July, 2002 with proceeds from our initial public offering and invested the balance of the proceeds.

Income tax expense. Our effective income tax rate for the quarter ended September 30, 2002 was 40%. We did not record a provision for income taxes for the quarter ended September 30, 2001 because we were considered an S Corporation for income tax purposes and under this election all items of income

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

and expense were “passed through” at the stockholder level. On June 28, 2002, we changed our S Corporation status to C Corporation status under Internal Revenue Service regulations.

Income from continuing operations. Income from continuing operations for the three months ended September 30, 2002 increased 29.5%, or approximately $0.5 million, to $2.4 million as compared to $1.8 million in the same period in 2001. The increase resulted primarily from the 2002 increased operating income, and net interest income in 2002 compared to net interest expense in 2001. These increases were partially offset by the income tax expense recognized in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue. Revenue for the nine months ended September 30, 2002 increased 20.9%, or approximately $14.2 million, to $81.9 million as compared to $67.8 million in the same period in 2001. This increase primarily resulted from (a) approximately $9.0 million of new task orders issued under the FAST contract; (b) approximately $3.2 million from new contracts for U.S. Marine Corps Infrastructure, U.S. Army Technical, Engineering, Fabrication and Operations Support Service, and Cruise Missile Product Group Advisory and Analysis Support projects; and (c) the balance of the growth was primarily generated through task orders won under the ASC/BPA.

Gross profit. Gross profit for the nine months ended September 30, 2002 increased 21.8%, or approximately $2.7 million, to $15.3 million as compared to $12.6 million in the same period in 2001. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the nine months ended September 30, 2002 slightly increased to 18.7% as compared to 18.5% for the corresponding period in 2001. This improvement in gross profit percentage is primarily the result of lower overhead costs as a percentage of revenue. This reflects the semi-fixed nature of these costs (i.e. they increase at a rate less than the rate of increase in revenue).

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2002 decreased 3.7%, or approximately $0.2 million, to $6.0 million as compared to $6.2 million in the same period in 2001. There were several major factors which contributed to the decrease, including:

•	General and administration expenses for the nine months ended September 30, 2001 included approximately $1.3 million in management fees paid to an entity controlled by our majority stockholder. Approximately $0.5 million of similar fees were paid to this same entity during the first quarter of 2002. Subsequent to March 31, 2002, the management fees have been eliminated, resulting in a $0.8 million decrease in this expense for the nine months ended September 30, 2002.

•	Amortization expense for the nine months ended September 30, 2002 decreased approximately $1.1 million. The decrease resulted from (a) the discontinuance of amortization of the purchase price allocated to contracts of an acquired company, which became fully amortized in September, 2001; and (b) the discontinuance of goodwill amortization in January 2002 as a result of the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

•	The expense reductions for the nine months ended September 30, 2002 were partially offset by:
	-	$0.5 million expense recognized for two-thirds of the retention bonus under the new retention agreement for the Chief Executive Officer;
	-	approximately $0.3 million of expenses recognized in the first quarter of 2002 for professional fees to evaluate strategic financial options;
	-	approximately $0.3 million increase in salary expense primarily resulting from the increase in base compensation of our Chief Executive Officer and the addition of the Chief Financial Officer’s salary;
	-	approximately $0.2 million increase in depreciation expense; and
	-	approximately $0.4 million increase in professional services, additional public company expenses, and compensation related accruals.

Stock compensation expense. In March, 2002, a $5.2 million non-cash expense was recognized in connection with the issuance of 415,273 non-qualified option shares to three senior executives. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the shares of $16.75 per share. No other non-qualified shares have been issued since that date and management has no plans for future issuances of non-qualified options.

Operating Income. Operating income for the nine months ended September 30, 2002 decreased 35.5%, or approximately $2.2 million, to $4.1 million as compared to $6.3 million in the same period in 2001. This decrease was caused by the accrual of the non-recurring, non-cash stock compensation expense of $5.2 million. Without this expense, operating income would have increased 47.0%, or $3.0 million, to $9.3 million, primarily as a result of our increased gross profit.

Net interest income (expense). Net interest expense for the nine months ended September 30, 2002 decreased 49.8%, or approximately $0.2 million, to $0.3 million as compared to $0.5 million in the same period in 2001. We repaid all outstanding debt in July, 2002 with proceeds from our initial public offering and invested the balance of the proceeds, which has resulted in decreased interest expense.

Income tax expense (benefit). On June 28, 2002, we changed our S Corporation status to C Corporation status under Internal Revenue Service regulations. This change required us to establish deferred tax balances, in accordance with SFAS No. 109. As a result, a deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recognized in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. The income tax benefit of $1.1 million for the nine months ended September 30, 2002 includes the $2.6 million deferred tax benefit and current income tax expense of $1.5 million recognized on net income generated since we changed to a C Corporation on June 28, 2002 (i.e., during the quarter ended September 30, 2002).

Income from continuing operations. Income from continuing operations decreased 15.9%, or approximately $0.9 million, to $4.9 million for the nine months ending September 30, 2002, compared to $5.8 million for the nine months ending September 30, 2001. The decrease resulted primarily from the $5.2 million non-recurring, non-cash stock compensation expense, partially offset by the $2.6 million income tax benefit recognized during the second quarter of 2002. Without these two items, income from continuing operations would have been approximately $7.5 million for an increase of 28.3% over 2001.

EFFECTS OF INFLATION

For the nine months ended September 30, 2002, we conducted approximately 64% of our business under time-and-materials contracts, where labor rates are often fixed for several years or adjusted by modest increases. We generally have been able to price these contracts in a manner to accommodate the rates

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

of inflation experienced in recent years. Also for the nine months ended September 30, 2002, we conducted about 13% of our business under cost-plus contracts, which automatically adjust revenue to cover costs increased by inflation. We conducted the remaining 23% of our business under fixed-price contracts, which generally have not been adversely affected by inflation.

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

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year. On October 23, 2002, the President approved the fiscal 2003 Defense Appropriations bill. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our positive cash flow from operations and our available credit facility have provided adequate liquidity to fund the operational needs of our federal government service business, as well as the operational needs of a number of unrelated businesses that have been disposed of or discontinued. In the future, these funds will be available exclusively for pursuing our federal government service business.

On July 3, 2002 we successfully completed our initial public offering of common stock and received net proceeds of approximately $43.8 million from the offering, after deducting our portion of estimated expenses and the underwriting discount. The proceeds were used to pay off our debt, with the balance invested in short-term securities. On October 18, 2002, we used $7.2 million of these proceeds to acquire 100% of the outstanding common stock of AMCOMP Corporation. We plan to use the remaining proceeds for working capital and general corporate purposes, possibly including the acquisitions of

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

additional complementary businesses. Our cash and cash equivalents balance on November 8, 2002 was approximately $20.0 million. We have historically maintained minimal cash balances and have had all available cash credited daily against our borrowings under our line of credit.

Our working capital was $40.8 million at September 30, 2002 and $10.1 million at December 31, 2001. Our working capital increased $30.7 million in the first nine months of 2002 for several reasons including:

•	An approximate $24.5 million increase in cash and cash equivalents representing the balance of the net proceeds from our initial public offering;

•	An approximate $6.3 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. This increase is primarily related to the significant increase in revenue in 2002. Although our accounts receivable balances increased, our days sales outstanding in accounts receivable decreased to 77 days at September 30, 2002 as compared to 80 days at December 31, 2001.

•	An approximate $1.3 million increase in prepaid expenses and other assets resulting from an approximate $0.6 million current deferred income tax asset recorded as a result of our conversion from an S Corporation to a C Corporation for income tax purposes in the second quarter of 2002, as well as the payment of the retention bonus of $0.75 million paid to the Chief Executive Officer, two-thirds of which has been expensed and the remainder included in prepaid expenses, and an increase in prepaid insurance;

•	Partially offsetting the increases in working capital was an approximate $1.7 million increase in accounts payable. This increase in accounts payable is primarily attributable to increased accruals for non-labor costs, such as subcontract costs, and direct and purchased materials, that resulted from the increased revenue volume in 2002.

Our operating activities provided cash of approximately $2.3 million for the nine months ended September 30, 2002. The operating cash primarily represented net income adjusted for the approximate $5.2 million of non-recurring stock compensation expense, the approximate $2.6 million deferred income tax benefit, and the changes in working capital as discussed above. For the nine months ended September 30, 2001, cash from operating activities of approximately $9.7 million primarily represented net income adjusted for depreciation and amortization, and losses on discontinued operations, combined with a net change in working capital provided by operations of approximately $2.5 million.

Our investing activities used cash of approximately $0.7 million for the nine months ended September 30, 2002, primarily as a result of capital expenditures. These capital expenditures included the purchase at fair value in the second quarter of 2002 of a 90% ownership interest in an airplane owned by a related party for approximately $0.4 million. Cash used by investing activities for the nine months ended September 30, 2002 was approximately $0.7 million less than the same period of 2001. The primary difference in cash used in investing activities was a decrease in advances to affiliates. No further advances to affiliates have been or will be made subsequent to March 31, 2002, and all balances at that date have been paid in full. We currently anticipate that capital expenditures for 2002 will be approximately $0.9 million.

Our financing activities provided cash of approximately $22.9 million for the nine months ended September 30, 2002. The cash was primarily provided by the net proceeds of the initial public offering of approximately $43.8 million. We used a portion of these proceeds to repay our total debt outstanding on July 3, 2002. During the nine months ended September 30, 2002, we repaid our revolving credit facility and our term loan agreement, reducing the amount outstanding under those instruments from $14.1 million as of December 31, 2001 to zero. We also made approximately $9.2 million of distributions to our majority stockholder, offset by a $2.0 million capital contribution from our majority stockholder which was made in the first quarter of 2002. This compares to net reductions in borrowings of approximately $3.9

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

million and approximately $4.0 million in distributions to our majority stockholder for a use of cash for financing activities of approximately $7.9 million for the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, discontinued operations used approximately $0.5 million in cash. With all discontinued operations and their net assets distributed from the Company by the end of 2001, the first nine months of 2002 had no use or provision of cash from discontinued operations.

We have a revolving line of credit of $15.0 million under which we have no outstanding borrowings. The interest rate applicable to the revolving line of credit is dependant on our funded debt to EBITDA ratio. If we were to currently borrow against the revolving line of credit we would pay our choice of either 0.25% less than the prime rate or 1.75% above the LIBOR rate. National City Bank and The Provident Bank are the equal co-lenders for the line of credit. The credit facility is secured by substantially all of our assets. The revolving line of credit requires no principal payments and is designed to be a three-year “evergreen” agreement with a new year being added to the term of the agreement at the option of the banks at the end of each year. Currently the line matures on January 2, 2004. On July 3, 2002 we paid all debt outstanding under the revolving credit facility and have not made any additional borrowings against the revolving credit facility since that time. Also on July 3, 2002 we repaid a $4.5 million term loan with a portion of the proceeds from our initial public offering.

In the event that we utilize our revolving credit facility, we would be subject to certain restrictions and would be required to meet certain financial covenants. The restrictions include, among other things, limitations on our ability to pay dividends if we are, or after payment of the proposed dividends would be, in default under the credit facility.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement. As a result of the initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility were repaid. Pending final use, we have invested the remaining net proceeds of this offering in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have a significant impact on future earnings or the fair market value of the securities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). We adopted SFAS No. 142 on January 1, 2002. We have performed the first step of the goodwill impairment test and have concluded that goodwill is not impaired. The table below shows the effect on net income had SFAS No. 142 been adopted in prior periods:

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Net income	$1,609	$5,240
Goodwill amortization	30	86

Adjusted net income	$1,639	$5,326

Basic and diluted earnings per
common share:
Net income	$0.16	$0.53
Goodwill amortization	.01	0.01

Adjusted net income	$0.17	$0.54

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains or losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980, which is no longer necessary. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases (SFAS No. 13), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early application encouraged, with the exception of the provisions of this Statement relating to the amendment of SFAS No. 13, which are effective for transactions occurring after May 15, 2002. We do not anticipate any near term impact on the financial statements as a result of adopting this statement. In July, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have determined that the adoption of SFAS No. 146 will have no impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90 –day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations. See Note K. Contingencies for further discussion of pending litigation.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 27, 2002, our registration statement (No. 333-87590) relating to our initial public offering was declared effective by the Securities and Exchange Commission and the Company, Mr. Rajesh K. Soin and the underwriters signed an underwriting agreement pursuant to which the Company and Mr. Soin agreed to sell shares covered by the registration statement to the underwriters at $15.81 per share. The Company agreed to sell 2,500,000 of these shares and Mr. Soin agreed to sell 2,500,000 of these shares. The Company did not receive any of the proceeds from the sale of the shares by Mr. Soin. The managing underwriters for the offering were Legg Mason Wood Walker, Incorporated, Raymond James & Associates, Inc., Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc. The underwriters of fered these shares to the public at $17.00 per share. The initial public offering was consummated on July 3, 2002.

All of the registered shares were sold in the public offering. The aggregate price of the 2,500,000 shares registered on behalf of each of Mr. Soin and the Company was $42.5 million and the aggregate offering price of the 2,500,000 shares sold to date by each of Mr. Soin and the Company was $42.5 million. The Company’s share of the total underwriting discount was approximately $3.0 million and the Company incurred approximately $1.4 million of other expenses (including filing, legal, and accounting fees), none of which was paid to the Company’s directors or officers or their affiliates or to persons owning 10% or more of any class of the Company’s common stock. The Company’s net proceeds from the offering of the 2,500,000 shares were approximately $38.1 million. Approximately $21.0 million of the Company’s net proceeds from the offering were used to repay the principal and accrued interest outstanding under the Company’s term loan and revolving credit facility.

The underwriters also had an option to purchase an additional 375,000 shares of common stock from the Company and an additional 375,000 shares from Mr. Soin to cover over-allotments. This option was exercised in full by the underwriters on July 1, 2002 and all of these shares were sold by the underwriters for $17.00 per share. The aggregate price of the 375,000 shares registered on behalf of each of Mr. Soin and the Company was $6.4 million and the aggregate offering price of the 375,000 shares sold to date by each of Mr. Soin and the Company was $6.4 million. The Company’s share of the total underwriting discount was approximately $0.5 million and the Company incurred approximately $0.2 million of other expenses (including filing, legal, and accounting fees), none of which was paid to the Company’s directors or officers or their affiliates or to persons own ing 10% or more of any class of our common stock. The Company’s net proceeds from the sale of the 375,000 shares were approximately $5.7 million.

We intend to use the remainder of the net proceeds from this offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we decide to selectively pursue in the future. On October 18, 2002, we used $7.2 million of these proceeds to acquire 100% of the outstanding common stock of AMCOMP Corporation. We have no other present commitments, agreements or understandings to acquire any businesses. Pending final use of the proceeds we

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II. Other Information

have invested the remaining net proceeds of approximately $17.0 million from this offering in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies.

ITEM 5.	OTHER INFORMATION

Prearranged Trading Plan
On November 1, 2002, our Chief Executive Officer, Michael W. Solley, signed a Prearranged Trading Plan for Stock to Be Acquired Upon Exercise of Non-Qualified Stock Options. Under this plan, beginning January 2003, for a period of twelve months, Mr. Solley will exercise 10,000 options per month and sell all of the stock acquired upon exercise, assuming the stock price exceeds a prearranged minimum stock price.

Stockholder Proposals
The Company has not yet selected the date for its 2003 annual meeting of stockholders, but anticipates that it will be held on or about April 22, 2003. Rule 14a-8 under the Securities Exchange Act of 1934, as amended, requires that any stockholder proposals be submitted to the Company for action at the Company’s annual meeting of stockholders not less than 120 calendar days before the date of any proxy statement that the Company released to stockholders last year, or, if the Company did not send such a proxy statement (which the Company did not, given that it was not a reporting company), a reasonable time before the Company begins to print and mail the proxy statement for its 2003 annual meeting of stockholders. Rule 14a-8 also provides that this deadline for submission of stockholder proposals can usually be found in one of the Company’s quarterly reports on Form 10-Q if the Company did not send a proxy statement. The Company believes that the proxy statement will be mailed on or about March 31, 2003 for its 2003 annual meeting of stockholders and that, therefore, a reasonable time before such mailing for the purpose of any stockholder proposals would be a deadline of January 1, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.
	99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.
	99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II. Other Information

(b)	Reports on Form 8-K:

On July 3, 2002, a Current Report on Form 8-K was filed under Item 5 to incorporate by reference the Company’s July 3, 2002 press release announcing a government contract award to Modern Technologies Corp. for the Roll-On Beyond Line-of-Sight Enhancement Program under the Flexible Acquisition and Sustainment Tool (FAST) contract.

On July 17, 2002, a Current Report on Form 8-K was filed under Item 5 to incorporate by reference the Company’s July 17, 2002 press release announcing a government contract award to Modern Technologies Corp. for installation of Forward Looking Infrared for C130 aircraft under the Flexible Acquisition and Sustainment Tool (FAST) contract.

On August 22, 2002, a Current Report on Form 8-K was filed under Item 5 to incorporate by reference the Company’s August 22, 2002 press release announcing that Modern Technologies Corp. was selected to receive a task order under the Flexible Acquisition and Sustainment Tool (FAST) contract for Joint Threat Emitter Systems.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: November 12, 2002	By:	/s/ David S. Gutridge (Signature) David S. Gutridge Chief Financial Officer (Duly authorized officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael W. Solley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MTC Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael W. Solley Michael W. Solley Chief Executive Officer

CERTIFICATIONS

I, David S. Gutridge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MTC Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ David S. Gutridge David S. Gutridge Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.