Form 10-K
period 2002-12-31
MTC TECHNOLOGIES INC
filed 2003-03-20
CIK 1172243

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from      to

                       Commission file number 000-49890

                               -----------------

                            MTC TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                     Delaware                  02-0593816
                  (State or other                (I.R.S.
                   jurisdiction          Employer Identification
                of incorporation or               No.)
                   organization)

                4032 Linden Avenue,               45432
                    Dayton, OH
               (Address of principal           (Zip Code)
                executive offices)

       Registrant's telephone number, including area code (937) 252-9199

          Securities registered pursuant to Section 12(b) of the Act:


                                         Name of each exchange on
                Title of each class          which registered
             --------------------------  --------------------------
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

   As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $236,894,831 (based on closing sales price, on such date, of $19.00 per share).

   As of March 12, 2003, there were 12,937,737 shares of common stock, $0.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-K

                                                                                                Page
                                                                                                ----

                                                Part I.
Item 1.  Business..............................................................................   3
Item 2.  Properties............................................................................  26
Item 3.  Legal Proceedings.....................................................................  27
Item 4.  Submission of Matters to a Vote of Security Holders...................................  27

                                                Part II.
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................  27
Item 6.  Selected Financial Data...............................................................  28
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................  41
Item 8.  Financial Statements and Supplementary Data...........................................  42
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  65

                                               Part III.
Item 10. Directors and Executive Officers of the Registrant....................................  65
Item 11. Executive Compensation................................................................  65
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters.............................................................................  65
Item 13. Certain Relationships and Related Party Transactions..................................  65
Item 14. Controls and Procedures...............................................................  65

                                                Part IV.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  66

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    PART I

Item 1.  Business

Overview

   MTC Technologies, Inc., was incorporated in Delaware in April, 2002, and holds all of the capital stock of Modern Technologies Corp., which was incorporated in 1985. MTC Technologies, through its wholly-owned subsidiaries, provides sophisticated engineering and technical, information technology, intelligence operations and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. For the years ended December 31, 2002 and 2001 over 87% and 80%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands. Having served the defense community since our founding in 1984, we believe we are strategically positioned to assist the federal government as it increases its focus on modernizing defense capabilities and maintaining national security.

   We develop and implement innovative, real-world solutions to complex engineering, technical and management problems. We combine a comprehensive knowledge of our customers' business processes with the practical application of advanced engineering and information technology tools, techniques and methods to create value-added solutions for our customers. Many of our services are mission-critical and have allowed us to maintain long-standing relationships with our key customers. Approximately 70% of our personnel are located at our customers' facilities. For the year ended December 31, 2002, we provided approximately 77% of our services directly to our customers as a prime contractor, delivering many mission-critical services. Serving as a prime contractor in close proximity to our customers has allowed us to maintain long-standing relationships that have been important to our growth. We have supported the Air Force's functions at Wright-Patterson Air Force Base (AFB), Ohio for 18 years and have supported the Army in command, control, communications, computers and intelligence (C4I) activities at Ft. Monmouth, New Jersey for 14 years. We opened offices at Warner Robins AFB, Georgia and at Tinker AFB, Oklahoma in 1990 and 1991, respectively, providing support for the Air Force in logistics and sustainment and began our relationship with NASA over 8 years ago.

   From 2001 to 2002, our revenue grew approximately 28%. We believe we are well positioned to continue our internal revenue growth by leveraging our existing customer relationships and diverse contract vehicles, including General Service Administration (GSA) schedules and Blanket Purchase Agreements
(BPAs). We believe our contract base to be well diversified with over 230 active contracts, including task orders on GSA contracts and major government-wide acquisition contracts (GWACs). In July, 2001, we were one of six awardees of the Air Force's Flexible Acquisition and Sustainment Tool
(FAST) contract with a ceiling of $7.4 billion. As of February 28, 2003, we had been awarded 33 task orders with total revenue potential of over $825 million (assuming customer exercise of all options) under the FAST contract.

   Under the FAST contract, we expect to have the opportunity to compete for several hundred million dollars in task orders each year over the approximate six-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. To capitalize on these opportunities, we anticipate expanding our use of subcontractors and hiring additional employees in response to specific bidding opportunities. We also anticipate that responding to customer needs quickly and efficiently under the FAST contract will require us to use third party hardware and software, which we believe will become increasingly material to our business. Given the short history of the FAST contract and the constantly evolving needs of our customers, it is impossible to quantify the extent to which future FAST contract opportunities will require us to use subcontractors, hire additional employees or use third party hardware and software. To date, we have used 80 subcontractors in connection with our activities under the FAST contract and have hired 20 additional employees to support our expanding FAST contract business. The number of subcontractors that we use and the number of employees that

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

we hire in the future will depend on the number of awards we receive and the skill sets required by each. Accordingly, any attempt to predict these numbers would be speculative.

   Over the past five years our business plan has primarily focused on providing services to our existing federal government customers, while organically growing our revenue and expanding our government client base. Historically, acquisitions have played a small role in our revenue growth and overall business plan. We completed one acquisition in August 2000 for approximately $4.0 million in consideration. This acquisition had minimal impact on revenues because the acquired company was performing a large portion of its business as a subcontractor to us prior to the acquisition. In addition, we acquired AMCOMP Corporation (AMCOMP) in October, 2002, for approximately $7.3 million, plus the potential of up to an additional $3.3 million over the next three years if certain goals are achieved. AMCOMP contributed approximately $3.2 million in revenue for the year and quarter ended December 31, 2002. The most significant shift in our business plan during the past five years has been our focus on bidding larger contract opportunities as a full and open prime contractor.

   During the last five years, we have also successfully added new government customers, particularly in the intelligence area. We began serving the National Security Agency six years ago and the National Reconnaissance Office four years ago. We have also successfully expanded our customer base within the U.S. Air Force, adding the Pacific Air Forces, Air Force Special Operations Command (AFSOC), the Air Force Space and Missile Systems Center (with the acquisition of AMCOMP), and the Headquarters Air Force Materiel Command (AFMC).

   Our management team has substantial experience providing specialized services to the Department of Defense, intelligence community and other federal government agencies. Most of our senior executives have served in high-level positions in the armed forces or the intelligence community and maintain significant contacts with these organizations. Our chief executive officer has served as a senior executive of three public companies and has 14 years of public company experience in the defense industry. Our management team is supported by a high quality staff of approximately 1,100 people, and over 87% of our employees are professional staff. Our professional staff is highly educated with approximately 25% possessing advanced degrees. More than 68% of our employees hold government security clearances, including approximately 15% with Top Secret clearance or higher, allowing us to work with our customers in highly classified environments.

Market Opportunity

   The Federal Government Market. The federal government is the largest purchaser of services and solutions in the U.S. with a total annual budget for 2003 of $2.1 trillion. The discretionary budget for defense and non-defense items is $773 billion, representing more than one-third of the total federal budget. The defense budget for 2003 is $379 billion, including a $10 billion emergency fund, and is expected to grow to $442 billion by 2007. Budgets for civilian agencies that we support, such as NASA, are included in the non-defense portion. Information technology continues to be a focus area across all organizations in the federal government. The independent market research firm, INPUT, predicts that information technology spending will grow from $37.1 billion in 2002 to $63.3 billion in 2007.

   Government Contracts and Contracting. The federal procurement process for information technology solutions has evolved dramatically over the last decade. Traditionally, each government agency purchased goods and services through single contracts awarded after a lengthy competitive bidding process in which prospective suppliers would submit separate proposals for particular programs. Though this process produced competitive outcomes, it prevented agencies from moving swiftly to fulfill their technology needs. Through legislative and regulatory initiatives to enable government agencies to adopt more commercial purchasing practices, the federal government developed a variety of additional contracting methods. While single-award contracts are still widely used, government agencies are increasingly relying on indefinite delivery indefinite quantity, or IDIQ, contracts, GWACs, and GSA contracts.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   IDIQ contracts establish preferred provider relationships with the federal government. These contracts qualify contractors to provide specified goods and services to the issuing agency but generally do not obligate the agency to purchase any particular amount of goods or services. To procure goods or services under the contract, the agency issues a task order to the contractor that details the agency's needs. Although agencies often administer IDIQ contracts for their own procurement needs, they sometimes issue contracts in which they administer procurement for their own needs as well as the needs of other federal agencies. These contracts are known as GWACs and are often awarded to multiple prime contractors, all of whom are thereby qualified to supply the same goods and services to any agency of the federal government. Qualified contractors often compete with each other to obtain task orders under GWACs. The lower cost, reduced procurement time and increased flexibility of GWACs have made them popular among many agencies for large-scale procurements of technology services. GSA contracts are procurement contracts administered by the GSA on behalf of the entire federal government. Like GWACs, any agency of the government can procure goods and services from any contractor awarded a GSA contract at the prices and terms stated in the contract.

   We believe these changes in procurement regulations have benefited the federal government through lower acquisition costs, faster acquisition cycles, more flexible contract terms, and more stable contractor/customer relationships. We believe that contractors have also benefited from these same reforms through lower marketing costs, stronger customer relationships, and more flexible contract terms. We also believe that the more commercial-like practice of having to re-win contracts much more frequently than under the traditional single contract awards has resulted in better performing contractors gaining market share at the expense of poorly performing contractors.

   Key Growth Factors. There are several key factors that we believe will continue to drive the growth of the federal government market and our business:

  . Increased spending on national defense, intelligence and homeland security. The threat of terrorist incidents and instability in foreign areas of interest to the U.S. has stimulated additional funding for federal programs in the defense industry.

          National Defense. Defense spending accounts for 18% of the federal government's 2003 budget. The 2003 defense budget represents a 9% increase over 2002. This increase is largely allocated to fighting terrorism, enhancing intelligence gathering and sustaining current military readiness. The Under Secretary of Defense Comptroller divides the defense budget into 23 areas, four of which account for 92% of this budget. We support the top four areas, which include (i) the military, (ii) operation and maintenance, (iii) procurement and
          (iv) research, development, test and evaluation.

          Intelligence. Budgets for intelligence agencies are classified, but figures released for 1997 and 1998 indicated intelligence budgets of $26.6 billion and $26.7 billion, respectively. President Bush stated in his January 29, 2002, State of the Union address that improved intelligence-gathering would be a top budget priority. Congress recently approved an 8% increase in the intelligence budget for the current fiscal year.

          Homeland Security. In September 2001, both houses of Congress passed legislation that allows for up to $40 billion in emergency spending. Of the $40 billion, approximately 40% has or will be spent by the Department of Defense and the Department of Energy. Homeland security activities account for approximately $10 billion, or 25%, of the emergency spending funds. The government's efforts in homeland security include (i) mitigating and responding to attacks,
          (ii) investigating and prosecuting terrorism, (iii) improving transportation security and systems and (iv) supporting national security.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


  . Ongoing modernization of information technology and communication infrastructures. The federal government has invested heavily in large, proprietary information systems and special purpose communications networks, which were often developed using standards unique to the government. These legacy systems often are expensive to maintain, lack scalability and are incompatible with current technologies. In addition, many of these systems serve mission-critical functions where even a minor failure can lead to substantial losses, including potential loss of life. The need to improve the government's outdated technology infrastructure systems is increasing demand for information technology services.

  . Increased reliance of government customers on outsourced technology services. The independent market research firm INPUT estimates that the federal government information technology outsourcing budget will grow from $6.4 billion in 2002 to $14.5 billion in 2007, a compound annual growth rate of 17.6%, due to the government's need for cost-effective technologies and efficient services. Moreover, the federal government's need to outsource is expected to grow over time as its technically skilled employees retire. The Office of Personnel Management projects that 281,000 federal employees (approximately 19% of the total employees) will retire by 2005. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments. For example, the government increasingly relies on contractors to acquire, integrate, manage and sustain major components of the defense system.

  . Increased emphasis on defense system sustainment and modernization. To balance the costs of new initiatives like homeland defense with the costs of ongoing military operations, the Department of Defense is emphasizing upgrading existing platforms to next generation technologies rather than procuring completely new systems. For example, rather than replace an entire generation of aircraft, the U.S. Air Force has decided in some cases to invest in upgrading its current aircraft using the latest information technology and weapons systems. To accomplish this in an environment of military personnel reductions, the armed services are increasingly dependent on highly skilled contractors that can provide the full spectrum of services needed to support these activities.

Our Competitive Advantages

   We believe we are well positioned to meet the rapidly evolving needs of the U.S. defense, intelligence and civilian federal government agencies because we possess important business strengths, including the following:

   Ability to Leverage the Breadth and Depth of Our Capabilities through Our Diverse Contract Vehicles. Our broad array of technical and program management capabilities and diverse contract vehicles afford us opportunities to expand our business with existing customers and to develop relationships with new customers.

  . Breadth and depth of our capabilities. We have the domain expertise in our customers' systems and infrastructures that allows us to provide total systems solutions, either as discrete or bundled services, each designed to meet the customer's specific requirements. The breadth and depth of our capabilities have allowed us to expand our services and win large contracts and task orders in support of our customers' increasing requirements.

  . Diverse contract vehicles. Our diverse contract vehicles allow our customers to access our services. These types of contracts are intended to pre-qualify the bidders to expedite the contracting process. Our vehicles include GWACs and BPA, GSA and other IDIQ contracts.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   Responsive Bidding Practices. Our flexible management structure, culture and bid tracking system allow us to respond quickly to new business opportunities. While our infrastructure allows us to be sophisticated and organized in our bidding practices, our flat organizational structure promotes timely and rapid decisions. We empower our employees with the authority to identify, assess, pursue and respond to new business opportunities. Our FAST contract tracking system incorporates a web-based system with an industry standard software product. This system posts requests for proposals (RFPs) on a website accessible to potential subcontractors and coordinates the dissemination of bid information and the collection of proposals on a real-time basis. In light of recent federal procurement reform, which emphasizes rapid response time, we believe that our ability to respond quickly to bids provides us a competitive advantage.

   Highly Qualified Staff with Security Clearances. We emphasize hiring and retaining an experienced and skilled staff that is augmented with former high-ranking government personnel.

  . Military and industry experience. We have developed a culture that attracts and helps to retain seasoned employees, resulting in a staff of which approximately 65% have 20 or more years of combined military and industry experience. A majority of our technical staff have a wide range of engineering and information technology expertise combined with an in-depth knowledge of the domain operations of our customers.

  . Highly educated. Our professional staff is highly educated, with approximately 25% possessing advanced degrees. Moreover, a number of our professional staff are specialists in certain key areas. For example, we have employees specialized in Special Operations Forces (SOF) and other Air Force programs; Signals Intelligence (SIGINT), Measurement and Signatures Intelligence (MASINT), Imagery Intelligence (IMINT) and other intelligence activities; propulsion and other NASA engineering areas; as well as a number of highly sensitive and mission-critical programs.

  . Security clearances. We are able to satisfy the strict security clearance requirements for personnel who work on classified programs for the Department of Defense and the intelligence community. More than 68% of our approximately 1,100 employees have government security clearances. Approximately 15% of our employees hold Top Secret security clearances or higher. We also maintain facility clearances, as required, to support classified programs.

   Experienced and Disciplined Management Team. Most of our senior managers have extensive experience supporting the Department of Defense and the intelligence community. With their deep knowledge base, valued relationships and strong reputations, our management plays a key role in building and sustaining our customer base.

  . Tenure and experience. All of our senior managers have 20 or more years of combined military and/or industry experience and 80% are former senior military officers or intelligence officers, providing the experience and leadership capabilities needed to continue our impressive growth. These managers have also been with our family of companies for an average of ten years.

  . Training. All of our senior managers benefit from a sophisticated internal training program that provides them with the business skills to complete projects on time while minimizing costs, resulting in maximized margins. Our training methodology and processes have formed the foundation for our ISO program and were instrumental in us achieving ISO certification in 2002.

   Strong Customer Relationships. We have a successful track record of fulfilling our customers' needs as demonstrated by our long-term relationships with many of our largest customers. We have supported technical services programs for the U.S. Air Force for 18 years and similar programs for the U.S. Army for 14 years. In addition, we have supported the intelligence community for 8 years and provided business and highly technical modeling and simulation support to NASA for 8 years.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


Our Business Strategy

   Our objective is to profitably grow our business using the following strategies:

   Grow Business with Our Existing Customers. We plan to continue to increase the level of our existing services and expand the scope of new services we provide to our existing customers by leveraging our diverse contract vehicles. Many of our customers have increasing requirements and responsibilities due to the government's emphasis on defense and national security. As a result, our customers continue to outsource more of their existing activities, while introducing new program areas that we believe we can support. Our diverse capabilities allow us to provide a wide variety of services to our existing customers as they expand their activities. We believe our high level of customer satisfaction and deep knowledge of our customers' business processes enhance our position to provide these additional services. In addition, approximately 70% of our personnel are on-site with our customers, which we believe provides us insight into our customers' future needs.

   Expand Our Customer Base. We intend to leverage our long-term customer relationships, diverse skill base, varied contract vehicles and industry reputation to expand our customer base to new customers. We intend to focus on those areas that we believe provide opportunities for growth and where we can provide value-added services. Our large contract portfolio allows us to rapidly respond and provide support to new customers. For example, we were one of six awardees of the $7.4 billion FAST contract. We believe our past performance and industry reputation with previous U.S. Air Force customers were major factors in our award of the FAST contract, and we expect that many of the task orders we win under this contract will help us expand into new customer areas.

   Pursue Strategic Acquisitions. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can broaden our domain expertise and service offerings, allowing us to establish relationships in new program areas and expand our geographic coverage and customer base. We intend to be highly selective in our acquisition program and will focus on acquiring businesses valued between $10 million and $100 million that provide value-added services and solutions for the defense and intelligence communities. We also will consider opportunities that would enable us to leverage our reputation and experienced management team in areas of high growth potential.

Our Services

   We operate through four principal service areas, which are offered separately or in combination across our customer base:

   Engineering and Technical Services. We offer a broad range of engineering and technical services to enhance the functionality and performance of defense systems, weapons platforms, battlefield personnel and delivery systems. Our engineering and technical services include determination of systems requirements and goals, rapid prototyping, design, development and integration of new systems and subsequent sustainment and support. We evaluate system designs to determine if performance enhancements or cost savings can be derived through the integration of new technologies. Our engineering services also include reverse engineering older systems, modeling and simulation of proposed systems and performance testing of prototypes and final systems.

   Information Technology. We design, develop, upgrade and integrate complex, mission-critical information technology systems. Our services also include security engineering, network design, software development, enterprise application integration, database development, test and evaluation, configuration management, training and implementation support. We also provide simulation and modeling services to evaluate the efficiency and value of technology systems before they are implemented. Many of our engagements include web-enablement and integration of legacy business systems, allowing our customers to benefit from their prior investments. We also design, install and maintain local area and wide area networks.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   Intelligence Operations. We provide Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) services to intelligence agencies. In connection with these services, we design, develop and manage reconnaissance platforms, real-time signal processing systems, sensors, ground stations and data links, as well as evaluate and support ongoing operational intelligence collection activities. We offer specialized capabilities such as airborne and space intelligence, surveillance and reconnaissance (ISR), signals and imagery intelligence and strategic warfare planning. We also support a variety of data collection and analysis activities. We maintain fully accredited Sensitive Compartmented Information Facilities
(SCIF) including communications and processing capabilities for technical support of specialized systems and sensitive technologies. Much of this work is tightly controlled within compartmented and special access security channels.

   Program Management. We provide program management support that extends the useful life of existing defense systems and reduces life-cycle costs. Program management activities include developing and implementing acquisition strategies, cost modeling, identification of suppliers and vendors, provision planning, contract performance monitoring, program planning and scheduling, financial management, operational effectiveness analysis, risk analysis and security planning. Specifically, we provide engineering and sustainment support and modifications of and upgrades to defense systems featuring new sensor devices, radios, engines and other electronic components. We are involved in support programs to extend the service of aging aircraft and other defense systems and components, which includes the sourcing for and repair of diminishing parts for our customers.

Our Core Capabilities

   We apply the following core capabilities across our four service areas described above:

   Systems Support. We provide complete life-cycle support of military, defense, intelligence and Information Technology (IT) systems. The activities start with requirements analysis and system design and then move to acquisition and integration of these systems. We continue our support into the operation and support phases and provide continuing improvements and sustainment.

   Acquisition Management. We assist our customers with strategy and planning, cost analysis, scheduling, delivery and performance assessment for the acquisition of systems and services. Many of our managers previously served as acquisition managers for the government and have extensive knowledge of the process and program needs.

   Systems Integration. We provide systems integration of hardware and software components for our customers' systems. We analyze customer systems, applications and platforms and develop solutions to sustain or improve system performance and increase system availability.

   Network Design and Maintenance. We provide network support services for complex communications systems. Our communications engineers and technicians provide site surveys, engineering and installation support for local area networks, wide area networks, telephone switches and cable plants, including the installation of fiber-optic cable systems at government facilities throughout the world.

   Information Assurance. We provide comprehensive information assurance programs that assess and implement integrated physical, technical, operations, personnel, computer and communication security requirements, including disaster recovery assessment. We design, test and certify security systems as well as provide audits and inspections. These services are provided for both classified and unclassified systems.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   Logistics Activities. We design and develop integrated logistics support plans designed to optimize the deployment, readiness, performance and subsequent extraction of military personnel and equipment. We also design sophisticated platforms that coordinate and integrate information management systems.

   Testing and Evaluation. We test and evaluate complex, mission-critical hardware and software systems. Our services improve the performance, reliability, maintainability, supportability and effectiveness of many defense and weapon systems. We develop and operate customized testing and evaluation facilities that are both fixed and mobile.

   Business Process Outsourcing. We assist customers in the management of certain supply processes to improve performance and reduce costs. We develop training programs, define meaningful performance metrics, support process definition and reengineering, perform cost modeling and source and procure parts.

   The following chart shows how our core capabilities cross over our four service areas:

                         Capabilities by Service Area


                                Engineering
                                    and     Information Intelligence  Program
                                 Technical  Technology    (C4ISR)    Management
                                ----------- ----------- ------------ ----------
 Systems Support...............     [_]         [_]         [_]         [_]
 Acquisition Management........     [_]         [_]         [_]         [_]
 Systems Integration...........     [_]         [_]         [_]          O
 Network Design and Maintenance      O          [_]          O
 Information Assurance.........      O          [_]         [_]          O
 Logistics Activities..........      O           O          [_]         [_]
 Testing and Evaluation........     [_]          O          [_]         [_]
 Business Process Outsourcing..      O                                  [_]

--------
Major Area of Emphasis: [_]
Supporting Area of Emphasis: O

Our Customers

   Our customers primarily include U.S. federal government intelligence, military and civilian agencies. Our revenue derived from our federal government customers, consisting primarily of the Department of Defense and the intelligence community, accounted for more than 87% of our total revenue for the year ended December 31, 2002. This percentage is an increase over the previous three years, when the percentage was approximately 80%. For the year ended December 31, 2002, we derived approximately 77% of our revenue as a prime contractor and approximately 23% of our revenue as subcontractor to other defense companies.

   Our federal government customers comprise a substantial number of separate agencies, offices, departments or divisions that directly, or through a prime contractor, use our services as a separate customer. Many of these customers have independent decision-making and contracting authority within their organizations. For example, under the Air Force's ASC/BPA, program managers throughout the Air Force are able to purchase a wide range of our services. While task orders under this agreement together accounted for approximately 20% of our revenue for the year ended December 31, 2002, we believe our contract base within Air Force customers and among our other customer organizations is well diversified. Our tasks under the ASC/BPA support or have supported over 30 different customer organizations using over 70 individual task orders.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   The following departments and agencies are representative of our government customer base during the year ended December 31, 2002. Due to the sensitive nature of our intelligence business base and in accordance with our customers' preferences and requirements, we are prohibited from disclosing detailed information regarding specific intelligence customers that we support or the specific systems involved.

                                U.S. Air Force
             ----------------------------------------------------
             .  Secretary of Air Force   .  Aeronautical Systems
                (Pentagon)                  Center
             .  Air Combat Command           .  F-16 System
                 .  Headquarters,               Program Office
                    Offices                  .  Air Combat System
                    supported: Director         Program Office
                    for Plans and            .  F-15 System
                    Programs, Director          Program Office
                    for Requirements         .  Reconnaissance
                    and Director for            Systems Program
                    Logistics                   Office
                 .  9th Reconnaissance       .  Joint Strike
                    Wing                        Fighter Systems
             .  Air Mobility Command            Program Office
                 .  Headquarters,            .  Flight Training
                    Offices supported:          System Program
                    Director for                Office
                    Operations and           .  B-1B System
                    Director for Plans          Program Office
             .  Electronic Systems           .  Training Systems
                Center                          Product Group
                 .  Integrated Digital       .  Special Operations
                    Equipment Office         .  C-130J Systems
             .  Warner Robins Air               Program Office
                Logistics Center             .  B-2 Systems
                 .  Special Operations          Program Office
                    Program Office           .  JSECST System
                 .  C-130 Program               Program Office
                    Office                   .  Propulsion System
             .  Oklahoma City Air               Program Office
                Logistics Center             .  Aerospace
                 .  B-1B System                 Enterprise System
                    Program Office              Program Office
                 .  B-52 System              .  Department of
                    Program Office              Defense Deskbook
                 .  CALCM System             .  KC-135 System
                    Program Office              Program Office
             .  Ogden Air Logistics          .  Joint Helmet
                Center                          Mounted Cueing
                 .  Communications              System Program
                    Directorate                 Office
                 .  Space and C3I            .  Tri-Service
                    Directorate                 Standoff Attack
             .  Air Force Research              Missile System
                Laboratory                      Program Office
                 .  Sensors Directorate  .  Headquarters Air Force
                 .  Material Lab            Materiel Command
                                             .  Transformation
                                                Office
                                         .  Air Force Space and
                                            Missile Systems Center

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


                                U.S. Army
           --------------------------------------------------------
           .  U.S. Army CECOM              .  U.S. Army
              Acquisition Center,             Tank-Automotive and
              Fort Monmouth, NJ               Armaments Command
               .  Software                    (TACOM), Picatinny
                  Engineering                 Arsenal
                  Directorate                  .  U.S. Army TACOM
               .  Program Executive               ARDEC
                  Officer for              .  U.S. Army TACOM
                  Intelligence and             .  Watercraft
                  Electronic                      Commodity Business
                  Warfare, and                    Unit (CBU)
                  Sensors (PEO IEW&S)          .  Watercraft Systems
               .  Night Vision and                Management Office
                  Electronic Sensors              (WSMO)
                  Directorate (NVESD)          .  Watercraft
               .  Command and                     Inspection Branch
                  Control                         (WIB)
                  Directorate (C2D)            .  Brigade Combat
               .  Intelligence and                Team (PM-BCT)
                  Information                  .  TARDEC, PM
                  Warfare                         Watercraft
                  Directorate (I2WD)           .  TARDEC, HCCC SAMP
               .                               .  TARDEC, PM-LAV
                  Survivability/Lethality  .  U.S. Army, Command,
                  Analysis                    Control,
                  Directorate of the          Communications,
                  Army Research               Computers and
                  Laboratory                  Intelligence (C4I)
               .  Systems                     Systems Branch, Fort.
                  Acquisition                 Monmouth
                  Division                 .  U.S. Army, Office of
               .  Special Operations          the Project
                  Forces                      Manager--PM Army
               .  Command and                 Tactical Command and
                  Control                     Control System (PM,
                  Integration/                ATCCS), Fort Monmouth,
                  Interoperability            NJ, Fort Hood, TX and
                  (CIPO) Group                Fort Lewis, WA
               .  Command & Control        .  U.S. Army TRADOC,
                  Directorate.,               Requirements
                  Research,                   Integration
                  Development and             Directorate, Fort
                  Engineering Center          Eustis and Fort
                  (RDEC)                      Monroe, VA
               .  Project Manager,         .  U.S. Army,
                  Force XXI Battle            PM--TC-AIMS, Fort
                  Command Brigade             Belvoir, VA
                  and Below (FBCB2)        .  U.S. Army, USA CECOM
               .  Program Manager,            Acquisition Center
                  Signals Warfare              .  Project Manager
                  (PM SW)                         Soldier
               .  Office of Product               (PM-Soldier) and
                  Manger (PM)                     Project
                  Firefinder                      Manager-Mobile
               .  PM Common Ground                Electric Programs
                  Station/Joint                   (PM-MEP) at Fort
                  Tactical Terminal               Belvoir, VA
                  (CGS/JTT)
               .  PM
                  JointSTARS/JTT/CTT

                U.S. Joint Commands           Civilian and Other
           ------------------------------  -------------------------
           .  U.S. Strategic Command       .  National Aeronautics
              (STRATCOM)                      and Space
           .  Joint Personnel                 Administration (NASA)
              Recovery Agency
           .  National Security
              Agency
           .  National
              Reconnaissance Office
           .  U.S. Transportation
              Command (USTRANSCOM)
           .  Defense Information
              Systems Agency (DISA)
           .  Defense Finance and
              Accounting Service
           .  Ballistic Missile
              Defense Organization

Our Diverse Contract Vehicles

   We compete for task orders through a variety of arrangements or contract vehicles. Our vehicles include GWACs and BPA, GSA and IDIQ contracts. We have contract vehicles in each of our service areas, allowing us to compete for business from a variety of customers. In addition, we have several blanket arrangements under which we can work with customers in multiple service areas. The contract vehicles are structured with various terms and include time-and-materials, fixed-price and cost-plus contracts. Approximately 20% of our 2002 revenue was under one contract vehicle, the Aeronautical Systems Center BPA, or ASC/BPA, which expires in

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

September, 2005. Some of that work, however, was previously performed on GSA schedules and, if necessary, could possibly be converted once again to GSA vehicles, or other contracts we have. We also had approximately 17% of our 2002 revenue under the FAST contract, which has an option end date in September, 2008. In prior years, we previously performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents an increasingly large percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 6% of revenue in 2002.

   Our contract base is well diversified with over 230 active contracts, including task orders on GSA contracts and major GWACs, as of December 31, 2002. The typical initial terms for our government contracts range from three years to five years, with most having an initial term of three years. The contracts may be extended by the customer for additional years.

   The following table identifies some of our GSA, GWAC and IDIQ contract vehicles that have undefined scopes and significant ceilings:

                                        Period of performance
                                        ---------------------
Title                                    Start       End      Option end date Customer  Current ceiling
-----                                    --------   --------  --------------- --------- ---------------
FAST................................... 09/26/01   09/25/06      09/25/08     Air Force  $7.4 billion
GSA corporate contract*................ 07/01/01   02/28/05      02/28/20        GSA      No Ceiling
Special Operations Forces (SOF) Support
  Services Contract I (SSSC I)......... 03/26/97   06/05/04        None       Air Force  $190 million
Special Operations Forces (SOF) Support
  Services Contract II (SSSC II)....... 09/03/02   09/02/07      09/02/17     Air Force  $ 440 million
ASC/BPA................................ 08/08/00   09/30/05        None       Air Force   No Ceiling
CECOM BPA.............................. 12/17/99   02/28/05    Not Specified    Army      No Ceiling
GSA Professional Engineering Services
  (PES)................................ 11/15/99   11/14/04      11/16/14        GSA      No Ceiling
 Technical Acquisition Support Services 03/31/00   03/30/05        None       Air Force   No Ceiling

--------
* Management and Organizational Business Improvement Services (MOBIS), Information Technology Professional Services (ITPS), Financial Management
  (FM) and SECURITY GSA schedules were recently incorporated into this corporate contract.

Backlog

   Backlog, which consists of funded and unfunded portions, is our estimate of the remaining future revenue from existing signed contracts, assuming the exercise of all options relating to those contracts. This estimate includes revenue for solutions that we believe will be provided in the future under the terms of executed, multiple-award contracts in which we are not the sole provider, meaning that the customers could turn to our competitors to fulfill the contract. It also includes an estimate of revenue on existing task orders that are under IDIQ contracts.

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

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

   We define unfunded backlog as the net of the total estimated potential value of our contracts, less revenue recognized to date. Our assessment of a contract's potential value is based upon factors such as historical trends, competition and budget availability. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings. We review unfunded backlog on a quarterly basis to determine whether any adjustments are necessary.

   The primary source of our backlog is contracts with the federal government. Our estimated backlog at the end of the two most recently completed fiscal years was as follows:

                                  December 31, 2002 December 31, 2001
                                  ----------------- -----------------
          Estimated Total Backlog   $ 1.1 billion     $244 million
          Funded Backlog.........   $ 141 million     $ 43 million

   Of our funded backlog as of December 31, 2002, approximately 18%, or $26 million, will remain at the end of the fiscal year. We have increased our funded backlog by approximately $98 million from December 31, 2001, primarily due to the funding increases in the FAST and ASC/BPA contracts as well as the acquisition of AMCOMP Corporation, which contributed approximately $18 million to funded backlog. Although our funded backlog at December 31, 2002, is in excess of our trailing twelve-month revenue, we feel that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

Sales and Marketing

   We have a highly disciplined sales and marketing process utilizing the relationships of our senior management and business development staff. We also seek to leverage existing customer relationships and respond to competitive solicitations. We identify, assess and respond to new business opportunities quickly. We draw on the experience and knowledge of senior personnel across the company, including those working on-site with our customers. We have also established a formal process for evaluating new business opportunities and use our tracking systems to track the status of each bid opportunity. We have effectively used GSA contracts to respond quickly to emerging customer requirements.

   To supplement and complement our core competencies, we have relationships with industry partners that enable us to work together on contracts. While we are the prime contractor on most of our contracts, we serve as subcontractor when teaming in that manner furthers our goals of expanding our customer base or pursuing high growth markets.

Employees

   As of December 31, 2002, we had approximately 1,100 employees, including more than 68% with government security clearances of Secret or higher and approximately 15% with security clearances of Top Secret or higher. Obtaining a security clearance typically requires a candidate to be sponsored by the government with respect to a particular requirement, entails extensive background investigations that typically take from six months to a year or more and, for the more restricted access, requires successful completion of polygraph testing. Non-technical employees serve primarily in support roles. None of our employees is a party to any collective bargaining agreements. We consider our relations with employees to be good.

   We believe that we are successful in retaining our employees by offering competitive salary structures, attractive incentive compensation and benefits programs, career growth opportunities, flexibility in work assignments and the opportunity to perform mission-critical services, often in classified environments. Before we pursue external recruiting, we typically offer our current employees the opportunity to respond to new internal job opportunities.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Competition

   We believe that the major competitive factors in our market are strong customer relationships, a reputation for quality, a record of successful past contract performance, a seasoned management team with domain expertise, a staff with distinctive technical competencies, security clearances and competitive prices. Our key competitors currently include divisions of large defense contractors, such as Boeing, Lockheed Martin, Northrop Grumman, Raytheon, L-3 Communications and TRW; engineering and technical services firms such as SAIC, Jacobs Engineering Group, Veridian and Anteon; as well as information technology service companies, such as CACI International, Computer Sciences Corporation, DynCorp and Titan. Our strategy to compete with these companies includes growing our business with existing customers by targeting new outsourcing opportunities and expanding our customer base by targeting potential U.S. Air Force, U.S. Army and intelligence community customers. As part of our competitive strategy, we plan to expand our geographic coverage and customer base by selectively pursuing strategic acquisitions of other service providers. We envision pursuing acquisitions of companies valued between $10 million and $100 million. We expect that competition in this field will intensify in the future. Some of our competitors have longer operating histories, significantly greater research and development, financial, technological, marketing and human resources capabilities, as well as greater name recognition and a larger customer base than we have.

Intellectual Property

   Our solutions are not generally dependent upon patent protection. To protect our trade secrets, we routinely enter into confidentiality and non-disclosure agreements with our employees, consultants, subcontractors and prospective consultants and subcontractors.

   Our rights in intellectual property that we develop depend in part on the degree to which the intellectual property is developed with our private funds, rather than with funds of the federal government. Our federal government contracts routinely provide that we may retain ownership rights in works of authorship and inventions developed during the performance of those contracts. However, the rights granted to the federal government are, from time to time, the subject of negotiation and typically include the right of the federal government to use and share our intellectual property with other government contractors, making it impossible for us to prevent their non-exclusive use of our intellectual property. Our ability to protect our rights in intellectual property developed or delivered under government contracts also is dependent upon our compliance with applicable federal procurement statutes and regulations. There can be no assurance that the steps we take to protect our intellectual property will be adequate to deter misappropriation or to prevent use by others of our intellectual property.

RISKS RELATED TO OUR BUSINESS

  We are dependent on contracts with the U.S. federal government for substantially all of our revenue.

   For the year ended December 31, 2002, we derived approximately 93% of our revenue from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, or if our reputation or relationship with government agencies were impaired or the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results would be materially harmed. We could be debarred or suspended for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities. For example, we could be disbarred for commission of a fraud or criminal offense in connection with obtaining, attempting to obtain or performing a contract, or for embezzlement, fraud, forgery, falsification or other causes identified in

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Subpart 9.4 of the Federal Acquisition Regulations. In addition, changes in federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our federal government contracting business are:

  . budgetary constraints affecting federal government spending generally, or defense and intelligence spending in particular, and annual changes in fiscal policies or available funding;

  . changes in federal government programs, priorities, procurement policies or requirements;

  . new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors;

  . federal governmental shutdowns (such as occurred during the government's 1996 fiscal year) and other potential delays in the government appropriations process; and

  . delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

   These or other factors could cause federal governmental agencies, or prime contractors where we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts or to not exercise options to renew contracts, any of which could have a material adverse effect on our financial condition and operating results.

  Our FAST contract is likely to affect our operating results.

   FAST is a multiple award, Indefinite Delivery Indefinite Quantity (IDIQ) contract with a $7.4 billion ceiling supporting the U.S. Air Force over its approximate six-year remaining life. The FAST contract accounted for approximately 17% of our 2002 revenue. If the FAST contract is terminated, or if we fail to be awarded tasks as anticipated, our revenue growth could suffer. In addition, although we believe the FAST contract presents an opportunity for significant growth, program management and the significant use of subcontractors are generally less profitable than our other activities. The FAST contract and or other similar contracts are expected to become a significant part of our business, and our operating margins as a percentage of total revenue are expected to lessen.

  We face competition, including under the FAST contract, from other firms, some of which have substantially greater resources, industry presence and name recognition.

   We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from small specialized firms to large diversified firms, some of which have substantially greater financial, management and marketing resources than we do. For example, under the FAST contract, we regularly compete for task orders with companies that have annual operating revenues exceeding $20 billion. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as geographic presence, price and the availability of key professional personnel. As part of our competitive strategy, we plan to expand our geographic coverage and customer base by selectively pursuing strategic acquisitions of other service providers. We envision pursuing acquisitions of companies valued between $10 million and $100 million. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

If our subcontractors fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

   Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. There is a risk that we may have disputes with subcontractors concerning a number of issues, including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our decision not to extend existing task orders or issue new task orders under a subcontract. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. As we continue to expand into the program management area under the FAST contract, our exposure to this risk will increase as a result of our reliance on subcontractors that provide specialized products. In extreme cases, subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

We may lose money on some contracts if we miscalculate the resources we need to perform under them.

   We enter into three types of federal government contracts for our services: time-and-materials, fixed-price and cost-plus. For the year ended December 31, 2002, we derived 61%, 24% and 15% of our revenue from time-and-materials, fixed-price and cost-plus contracts, respectively. For 2001, these percentages of revenue were 72%, 16% and 12%, respectively.

   Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns and receive the benefit of cost savings. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

   Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. Although we believe that we have recorded adequate provisions in our consolidated financial statements for losses on our contracts, our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.


  Our quarterly operating results may vary widely.

   Our quarterly revenue and operating results may fluctuate significantly in the future. A number of factors cause our revenue, cash flow and operating results to vary from quarter to quarter, including:

  . fluctuations in revenue earned on fixed-price contracts and contracts with a performance-based fee structure;

  . commencement, completion or termination of contracts during any particular quarter;

  .   timing of spending activities by the federal government;

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


  . variable purchasing patterns under government GSA schedules, BPAs and IDIQ contracts;

  . changes in Presidential administrations, Congressional majorities and other senior federal government officials that affect the funding of programs;

  . changes in policy or budgetary measures that adversely affect government contracts in general;

  . the timing, nature and cost of hardware requirements for our program management services, particularly in light of our expected expansion of these services under the FAST contract; and

  . scheduling of holidays and vacations, which reduce revenue without a significant reduction in costs.

   Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Executive approval in a timely manner.

  Our senior management is important to our customer relationships.

   We believe that our success depends in large part on the continued contributions of our senior management team. We rely on our executive officers and senior managers to generate business and execute programs successfully. In addition, the relationships and reputations that members of our management team have established and continue to maintain with government and military personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of Michael W. Solley, our Chief Executive Officer, or any member of our senior management team could impair our ability to identify and secure new contracts and otherwise to manage our business successfully. While we have entered into a retention agreement with Mr. Solley, that agreement does not prevent him from terminating his employment.

  Failure to maintain strong relationships with other contractors or subcontractors could result in a decline in our revenue.

   For calendar year 2002, we derived approximately 23% of our revenue from contracts in which we acted as a subcontractor to other contractors or from teaming activities in which we and other contractors have formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors' programs or does not award them new contracts. Consolidation in the industry may result in increased cost and lack of availability of subcontractors, which could adversely affect our business, prospects, financial condition or operating results.

  We must recruit and retain skilled employees to succeed in our labor-intensive business.

   We believe that an integral part of our success is our ability to provide our customers with skilled employees who have advanced information technology and engineering technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

grow our business could be negatively impacted. We obtain some of our contracts on the strength of certain personnel the customer considers key to our successful performance under the contract. If we are unable to provide these key personnel or acceptable substitutions, the customer may not fund the contract.

  If we fail to manage our growth, including the expansion of our program management activities under the FAST contract, our revenue and earnings could be adversely impacted.

   Our business strategy is to continue to expand our operations, including the expansion of our program management activities under the FAST contract. This strategy may strain our management, operational and financial resources. If we make mistakes in deploying our financial or operational resources or fail to hire the additional qualified personnel necessary to support higher levels of business, our revenue and earnings could be adversely affected.

  Covenants in our credit facility may restrict our financial and operating flexibility, including our ability to pursue strategic acquisitions.

   Although we have not had any outstanding borrowings under any credit facility since shortly after our initial public offering, we have established a credit facility with a consortium of banks that provides for an initial line of credit of $35 million. At our request, the total line of credit may increase to $50 million, subject to the banks' approval and our satisfaction of certain conditions.

   Prior to requesting advances under our credit facility, and any time we have borrowings outstanding under the agreement, we are subject to certain covenants that limit or restrict our ability, among other things, to borrow money outside of the amounts committed under our credit facility; to make acquisitions; to dispose of our assets outside the ordinary course of business; to use borrowings for particular purposes; to create or hold subsidiaries; to transfer equity interests in subsidiaries; to extend credit or become a guarantor; to encumber our property or assets; to invest more than a limited amount in fixed assets or improvements; to change our accounting policies or the nature of our business; to purchase real estate; to merge or consolidate; and to pay dividends. The agreement also requires us to maintain specified financial standards relating to our tangible net worth, our net worth, our fixed charge coverage, our interest coverage and the ratio of our funded indebtedness to our adjusted earnings. We are also subject to other financial covenants that are typical to an agreement of this type. In addition, the ratio of our funded indebtedness to our adjusted earnings can affect the interest rates we pay, even if we satisfy the minimum required standard. Our ability to satisfy these standards can be affected by events beyond our control, and we cannot assure you that we will satisfy them. We have pledged substantially all our personal property to secure our repayment of any borrowings that we make under our credit facility. Any default by us under our credit agreement could have a material adverse effect on our business if the default is not waived by our creditors. In addition, any refusal by our lenders to consent to certain transactions could prohibit us from undertaking actions that are necessary to maintain or expand our business.

  We may undertake acquisitions that could increase our costs or liabilities or be disruptive.

   While we have limited acquisition experience, one of our business strategies is to selectively pursue acquisitions of companies in targeted geographic areas that provide services to specific governmental agencies. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Even if we identify an appropriate acquisition candidate, we may not be able to negotiate satisfactory terms for the acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management's attention from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

when selecting our acquisition candidates. Further, our decision to acquire a company may not be driven by cost efficiencies, synergies or increasing revenue. For example, we may seek to acquire one or more of our subcontractors because we do not want to risk losing our relationship with the subcontractor if it is acquired by one of our competitors. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

RISKS RELATED TO GOVERNMENT CONTRACTING

  Federal government spending priorities may change in a manner adverse to our business.

   Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. The overall U.S. defense budget declined from time to time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A significant decline in government expenditures, or a shift of expenditures away from programs that we support, could adversely affect our business, prospects, financial condition or operating results.

  Our federal government contracts may be terminated by the government at any time, and if we do not replace them, our operating results may be adversely affected.

   We derive most of our revenue from federal government contracts that typically span one or more base years and one or more option years. The option periods may cover more than half of the contract's potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

   If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. We cannot recover anticipated profit on terminated work. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source.

  Federal government contracts contain other provisions that may be unfavorable to contractors.

   Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. As described above, these allow the government to terminate a contract for convenience or decline to exercise an option to renew. They also permit the government to do the following:

  .   reduce or modify contracts or subcontracts;

  . cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

  .   claim rights in products and systems produced by us; and

  .   suspend or debar us from doing business with the federal government.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


  We must comply with complex procurement laws and regulations.

   We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

  . the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

  . the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

  . the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

  . laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

   Moreover, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts.

  Our contracts are subject to audits and cost adjustments by the federal government.

   The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, our direct and indirect contract costs are audited and reviewed on a continual basis. Although audits have been completed on our incurred contract costs through 2000, audits for costs incurred or work performed after 2000 remain ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenue because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenue we have already recognized may need to be refunded. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of claims and profits, suspension of payments, treble damages, statutory penalties, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our business, prospects, financial condition or operating results. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

  Restrictions on or other changes to the federal government's use of service contracts may harm our operating results.

   We derive a significant amount of revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the government's ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the government's use of private contractors to provide services would adversely impact our business.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

  Our participation in the competitive bidding process, from which we derive significant revenue, presents a number of risks.

   We derive significant revenue from federal government contracts that were awarded through a competitive bidding process. Most of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

  . need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

  . substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

  . need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

  . expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

   In addition, pricing pressures may arise from increased competition and therefore reduce our operating margins.

   If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.

  We may not receive the full amount authorized under contracts that we have entered into and may not accurately estimate our backlog and GSA schedule value.

   The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenue that we will realize under that contract. For example, we derive some of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract, and from IDIQ contracts, which specify a maximum but only a token minimum amount of goods or services that may be provided under the contract. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially-funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As described above, most of our existing contracts are subject to modification and termination at the federal government's discretion. Moreover, there can be no assurance that any contract included in our estimated contract value that generates revenue will be profitable. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our backlog may not accurately estimate our revenue. Also, in recent years we have been deriving an increasing percentage of our revenue under GSA schedules. GSA schedules are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. We have developed a method of calculating GSA schedule value that we use to evaluate estimates for the revenue we may receive under our GSA schedules. We believe our method of determining GSA schedule value is based on reasonable estimates and assumptions. However, there can be no assurance that our methodology accurately estimates GSA schedules value. Estimates of future revenue included in backlog and GSA schedule value are not necessarily precise and the receipt and

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

timing of any of this revenue is subject to various contingencies, many of which are beyond our control. For a discussion of these contingencies see "Business--Backlog" above. We may never realize the revenue on programs included in backlog and GSA schedule value.

  Security breaches in classified government systems could adversely affect our business.

   Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for federal government customers. Losses that we could incur from such a security breach could exceed the policy limits that we have for errors and omissions insurance, which generally do not exceed $1 million per task order awarded.

  Our business is dependent upon obtaining and maintaining required security clearances.

   Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with federal government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

  Our employees may engage in misconduct or other improper activities.

   We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations and failing to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of our customers' sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses.

RISKS RELATED TO OUR COMMON STOCK

  Mr. Soin, our founder and Chairman is the majority stockholder of the Company.

   Mr. Soin, our majority stockholder, owns or controls approximately 54% of the voting power and outstanding shares of our common stock. Accordingly, Mr. Soin will control the vote on all matters submitted to a vote of the holders of our common stock. As long as Mr. Soin beneficially owns a majority of the voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our board of directors and to control our management and affairs. Mr. Soin's voting control may have the effect of preventing or discouraging transactions involving an actual or a potential change in control of the Company, regardless of whether a premium is offered over then-current market prices. Mr. Soin will be able to cause or prevent a change in control of the Company.

   We do, and in the past we have done, business with entities that are controlled by or otherwise related to Mr. Soin. See Item 13. "Certain Relationships and Related Party Transactions" below.

   The interests of Mr. Soin may conflict with the interests of other holders of our common stock.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


  We have contracts with entities that are owned or controlled by, or otherwise affiliated with, Mr. Soin, our founder and Chairman, the terms of which were not negotiated at arm's length.

   We currently lease three of our properties, including our headquarters, from BC Real Properties, LLC, which is controlled by Mr. Soin. We have also made arrangements to use aircraft owned by our majority stockholder's family limited partnership or jointly owned by us and our majority stockholder's family limited partnership. From time to time, we enter into subcontracting relationships with other government contractors that are affiliated with Mr. Soin. While we believe that the terms and conditions of these agreements with entities owned or controlled by, or otherwise affiliated with, Mr. Soin reflect or will reflect prevailing market conditions, we cannot assure you that they are or will be as favorable to us as the terms and conditions that might be negotiated by independent parties on an arm's-length basis. For more information, see Item 13. "Certain Relationships and Related Party Transactions" below.

  A substantial number of shares of our common stock will be eligible for sale by Mr. Soin in the near future, which could affect the market price of our common stock.

   A substantial number of shares of our common stock will be eligible for sale by Mr. Soin after March 24, 2003. We cannot predict the effect that any future sales of shares of our common stock by Mr. Soin, or the availability of such shares for sale, will have on the market price of our common stock. We believe that sales of substantial numbers of shares of our common stock by Mr. Soin, or the perception that such sales could occur, could depress or otherwise adversely affect the market price of our common stock.

   In conjunction with our initial public offering, Mr. Soin entered into a lock-up agreement with the underwriters and us pursuant to which he agreed not to sell, pledge or otherwise dispose of his shares, without the prior written consent of Legg Mason Wood Walker, Incorporated, for a period of 270 days after the date of the prospectus used in our initial public offering, or March 24, 2003. After this lock-up agreement expires, Mr. Soin's shares will be eligible for sale in the public market. Legg Mason Wood Walker, Incorporated, on behalf of the underwriters, may release Mr. Soin from his lock-up agreement at any time and without notice, which would allow for earlier sale of shares in the public market.

   Under a registration rights agreement, beginning on March 25, 2003, Mr. Soin will have "demand" registration rights as well as "piggyback" registration rights in connection with future offerings of our common stock. "Demand" registration rights will allow Mr. Soin to cause the Company to file a registration statement registering all or some of his shares. "Piggyback" registration rights will require us to provide notice to Mr. Soin if we propose to register any of our securities under the Securities Act and grant him the right to include his shares in our registration statement. If Mr. Soin exercises these registration rights, he will be able to sell his shares included on a registration statement without the volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act.

  Provisions in our charter documents could make a merger, tender offer or proxy contest difficult.

   Our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of the Company that stockholders may consider favorable. In addition, provisions in our certificate of incorporation and bylaws and in the Delaware corporate law may make it difficult for stockholders to change the composition of the board of directors in any one year and thus may make it difficult to change the composition of management. Our certificate of incorporation and bylaws:

  . authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

  . prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

  . stagger our board of directors, making it more difficult to elect a majority of the directors on our board and preventing our directors from being removed without cause;

  .   limit who may call special meetings of stockholders;

  . prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

  . establish advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

  . require that vacancies on our board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

   In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting the Company from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Executive Officers of the Registrant

   The following table identifies our executive officers and indicates their ages and positions as of December 31, 2002:

Name              Age                           Position
----              ---                           --------
Rajesh K. Soin... 55  Chairman of the Board and Director
Michael W. Solley 45  President, Chief Executive Officer and Director
David S. Gutridge 56  Chief Financial Officer, Executive Vice President, Secretary,
                        Treasurer, and Director
Benjamin D. Crane 67  Chief Operating Officer and Executive Vice President
Donald H. Weisert 59  Senior Vice President and Assistant Chief Operating Officer
Hugh K. Bolton... 44  Senior Vice President
James C. Clark... 61  Senior Vice President

   Set forth below is biographical information for our executive officers.

   Rajesh K. Soin has served as Chairman of the Board of MTC Technologies, Inc. since May 2002. Mr. Soin has also served as Chairman of the Board of Directors and Chief Executive Officer of Soin International, LLC, a holding company previously known as MTC International, LLC and an affiliate of the Company, since 1998. Mr. Soin also served as Chairman of the Board and Chief Executive Officer of Modern Technologies Corp. from 1984 until May 2002.

   Michael W. Solley has served as President and Chief Executive Officer of MTC Technologies, Inc. since May 2002, and as President of Modern Technologies Corp. since March 2000. Prior to that, Mr. Solley served from 1998 to 2000 as Executive Vice President of Nichols Research Corporation, a provider of engineering services to, among other customers, the Department of Defense and other federal agencies. Mr. Solley also served as President of the Government Segment for Nichols from 1999 until 2000, and as President of the Government Information Technology Segment for Nichols from 1996 until 1998. At Nichols, Mr. Solley was responsible for the defense business of the company and conducted several acquisitions. Nichols merged with Computer Sciences Corporation in November 1999, and Mr. Solley continued to serve as the President of the CSC/Nichols defense business until March 2000.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

   David S. Gutridge has served as Chief Financial Officer, Executive Vice President, Secretary and Treasurer of MTC Technologies, Inc. since April 2002. Mr. Gutridge joined Modern Technologies Corp., the predecessor and primary subsidiary of the Company, in 1993 and served as a Group President and Chief Operating Officer until 1998. Mr. Gutridge served as a Group President and Chief Operating Officer of Soin International, LLC (formerly MTC International,
LLC), a holding company overseeing a number of businesses and investments and an affiliate of the Company, from 1998 until 2002. At Soin International, Mr. Gutridge had direct responsibility for two manufacturing operations, oversaw real estate operations and evaluated acquisitions, financings and investment vehicles.

   Benjamin D. Crane, Colonel, U.S. Air Force (Ret.), joined us in 1987 and has served as our Chief Operating Officer since January 2000. Mr. Crane served as our Director of Aerospace Division from 1991 to 2000, Central Region Planner from 1991 to 1994, Director of Project Management from 1989 to 1991 and Senior Manager for Air Force contracts from 1987 to 1989. Prior to joining us, Mr. Crane served in the U.S. Air Force for 29 years, concluding as the Deputy Commander Strategic Systems Program.

   Donald H. Weisert, Colonel, U.S. Air Force (Ret.), joined us in 1992 and serves as our Senior Vice President and Assistant Chief Operating Officer. Mr. Weisert served as our Vice President and Director from 1999 to 2002, Department Manager from 1994 to 1999 and Program Manager from 1992 to 1994. Prior to joining us, Mr. Weisert served in the U.S. Air Force for 26 years, concluding as the Chief of Engineering and Manufacturing Development of the B-2 Advanced Technology Bomber Program Office.

   Hugh K. Bolton joined us in 1992 and serves as our Senior Vice President with direct oversight of all Intelligence Community business operations. Mr. Bolton served as our Vice President and Director from 1999 to 2002, and in various technical and management positions from 1992 to 1999. Prior to joining us, Mr. Bolton served in the U.S. Air Force supporting highly sensitive programs within the Air Force and U.S. Intelligence Community.

   James C. Clark, Colonel U.S. Air Force (Ret.), joined us in 1991 and serves as our Senior Vice President with direct oversight of all our Engineering business operations. Mr. Clark served as our Vice President and Director from 1999 to 2002, and in various technical and management positions from 1991 to 1999. Prior to joining us, Mr. Clark served in the U.S. Air Force for 26 years, concluding as the Chief, Logistics Research Division.

Item 2.  Properties

   We have maintained our corporate headquarters in Dayton, Ohio since 1984. We presently lease a 53,000 square foot facility at 4032 Linden Avenue. The lease expires on December 31, 2003. We anticipate entering into a long-term lease sometime in 2003, however, the terms and conditions have not yet been determined. That facility is leased from an entity owned by our majority stockholder. See Note K. Related Party Transactions.

   We lease a total of 174,572 square feet in 22 locations throughout the United States, 174,098 square feet of which is used by us and 474 square feet of which is subleased by us to other parties. Our aggregate monthly lease payment is approximately $182,000. Our customers pay directly for approximately 5.2% of our total square footage, accounting for $14,096 of our total monthly payment. No lease of ours extends beyond May 31, 2006.

   We maintain one Sensitive Compartmented Information Facility (SCIF), comprising approximately 3,500 square feet in Dayton, Ohio. This is a reinforced facility with multiple secure zones, protected electronically and restricted to special classified "need to know" program access. This facility is also cleared for Top-Secret Sensitive Compartmented Information (SCI) and Special Access data handling and storage. Four of our other locations in the United States are cleared for secret handling and storage.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


Item 3.  Legal Proceedings

   From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations. See Note Q. Contingencies for further discussion of pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002, through the solicitation of proxies or otherwise. We intend to present the following matters to a vote of security holders in connection with its 2003 Annual Meeting of Stockholders on April 22, 2003:

    1. Elect two directors
    2. Approve the adoption of our 2002 Equity and Performance Incentive Plan
    3. Ratify the selection of Ernst & Young LLP as independent accountants

                                   PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Market Information

   Our common stock is quoted on the Nasdaq National Market, and began trading under the symbol "MTCT" on June 28, 2002. As of March 12, 2003, there were 12,960,237 shares of common stock outstanding that were held by approximately 1,800 stockholders, three of which were stockholders of record.

   The following table lists the high and low sales price for our common stock as quoted on the Nasdaq Stock Market for quarters in 2002 in which our common stock was publicly traded. There were no dividends declared or paid during these periods. See Dividend Policy below.

                                          Sales Price
                                         -------------
                          2002            High   Low
                          ----           ------ ------
                          Second quarter $19.00 $17.00
                          Third quarter. $22.46 $15.65
                          Fourth quarter $25.54 $21.20

  Dividend Policy

   We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our current credit facility has limitations on our ability to pay dividends. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

   All of our assets consist of the stock of one of our subsidiaries. We will have to rely upon dividends and other payments from our subsidiaries to generate the funds necessary to make dividend payments, if any, on our common stock. Our subsidiaries, however, are legally distinct from us and have no obligation to pay amounts to us. The ability of our subsidiaries to make dividend and other payments to us is subject to, among other things, the availability of funds, the terms of our subsidiaries' indebtedness and applicable state laws.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


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

   All of the registered shares were sold in the public offering. The aggregate price of the 2,500,000 shares registered on behalf of each of Mr. Soin and the Company was $42.5 million and the aggregate offering price of the 2,500,000 shares sold to date by each of Mr. Soin and the Company was $42.5 million. The Company's share of the total underwriting discount was approximately $3.0 million and the Company incurred approximately $1.4 million of other expenses (including filing, legal, and accounting fees), none of which was paid to the Company's directors or officers or their affiliates or to persons owning 10% or more of any class of the Company's common stock. The Company's net proceeds from the offering of the 2,500,000 shares were approximately $38.1 million. Approximately $21.0 million of the Company's net proceeds from the offering were used to repay the principal and accrued interest outstanding under the Company's term loan and revolving credit facility.

   The underwriters also had an option to purchase an additional 375,000 shares of common stock from the Company and an additional 375,000 shares from Mr. Soin to cover over-allotments. This option was exercised in full by the underwriters on July 1, 2002, and all of these shares were sold by the underwriters for $17.00 per share. The aggregate price of the 375,000 shares registered on behalf of each of Mr. Soin and the Company was $6.4 million and the aggregate offering price of the 375,000 shares sold to date by each of Mr. Soin and the Company was $6.4 million. The Company's share of the total underwriting discount was approximately $0.5 million and the Company incurred approximately $0.2 million of other expenses (including filing, legal, and accounting fees), none of which was paid to the Company's directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock. The Company's net proceeds from the sale of the 375,000 shares were approximately $5.7 million.

   We intend to use the remainder of the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we selectively decide to acquire in the future. On October 18, 2002, we used approximately $7.3 million of these proceeds to acquire 100% of the outstanding common stock of AMCOMP Corporation. We have no other present commitments, agreements or understandings to acquire any businesses. Pending final use of the proceeds we have invested the remaining net proceeds of approximately $17.0 million from our initial public offering in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies.

Item 6.  Selected Financial Data

   The tables below set forth selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999, September 30, 1998, and the three months ended December 31, 1998. There were no cash dividends declared or paid in any of the periods presented. Prior to June 28, 2002, we were an S corporation for income tax purposes, and as a consequence, we paid no federal income tax and paid only certain state income taxes.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

   This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this document.

                                                                                 Three
                                                                                 months
                                         Year ended December 31,                 ended      Year ended
                             -----------------------------------------------  December 31, September 30,
                                2002        2001        2000         1999         1998         1998
                             ----------- ----------  ----------  -----------  ------------ -------------
                                           (in thousands, except share and per share data)
Income statement data:
Revenue..................... $   118,540 $   92,590  $   75,961  $    70,319  $    16,811   $    73,340
Cost of revenue.............      96,356     75,248      61,866       59,069       14,429        61,239
                             ----------- ----------  ----------  -----------  -----------   -----------
Gross profit................      22,184     17,342      14,095       11,250        2,382        12,101
General and administrative
  expenses excluding
  management fees to related
  party and stock
  compensation expense......       7,792      5,074       4,965        5,435        1,645         4,878
Management fees to related
  party(1)..................         556      2,395       2,549        1,015           --            --
Stock compensation
  expense(2)................       5,215         --          --           --           --            --
                             ----------- ----------  ----------  -----------  -----------   -----------
Total general and
  administrative expenses...      13,563      7,469       7,514        6,450        1,645         4,878
Intangible asset
  amortization(3)...........         119      1,086         471           --           --            --
                             ----------- ----------  ----------  -----------  -----------   -----------
Operating income............       8,502      8,787       6,110        4,800          737         7,223
Net interest expense
  (income)..................         160        570         618          425          (91)           97
                             ----------- ----------  ----------  -----------  -----------   -----------
Income from continuing
  operations before income
  tax expense...............       8,342      8,217       5,492        4,375          828         7,126
Income tax expense..........         656         --          --           --           --            --
                             ----------- ----------  ----------  -----------  -----------   -----------
Income from continuing
  operations................       7,686      8,217       5,492        4,375          828         7,126
Loss from discontinued
  operations(4).............          --       (453)     (1,182)      (2,877)      (1,144)       (2,968)
                             ----------- ----------  ----------  -----------  -----------   -----------
Net income (loss)........... $     7,686 $    7,764  $    4,310  $     1,498  $      (316)  $     4,158
                             =========== ==========  ==========  ===========  ===========   ===========
Basic and diluted earnings
  (loss) per common share
  from continuing
  operations................ $      0.67 $     0.83  $     0.56  $      0.27  $      0.05   $      0.40
Weighted average basic
  shares outstanding........  11,405,351  9,887,482   9,887,482   16,479,961   17,797,468    17,797,468
Weighted average diluted
  shares outstanding........  11,538,802  9,887,482   9,887,482   16,479,961   17,797,468    17,797,468

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


                                                      December 31,
                                        ---------------------------------------- September 30,
                                         2002     2001    2000    1999    1998       1998
                                        ------- -------  ------- ------- ------- -------------
                                                            (in thousands)
Balance sheet data:
Working capital(5)..................... $36,895 $10,115  $11,311 $ 7,865 $11,070    $ 8,190
Total assets...........................  71,488  25,734   41,003  29,864  29,363     29,707
Long-term obligations(5)...............      --  13,075   18,418  15,262   9,822     18,092
Stockholders' equity (deficiency in net
  assets)(5)...........................  49,778    (121)  10,913   4,461  10,352     11,614

--------
(1)/ /The management fees to a related party were paid to a wholly owned affiliate of our then sole stockholder. The nature of the services received from the affiliate included our then sole stockholder's services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. Although the management fees have been eliminated, most of these costs have been replaced on an annual recurring basis, and by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

(2)/ /Non-cash stock compensation expense of $5.2 million was recognized in March, 2002, in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock pursuant to Rule 701 under the Securities Act of 1933. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. For more information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note O to our consolidated financial statements.

(3) We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and discontinued the amortization of goodwill as of that date. In addition, we achieved full amortization of the purchase price allocated to the contracts of RJO Enterprises, Inc., in September, 2001. In October, 2002, after acquiring AMCOMP Corporation, we began amortizing the purchase price allocated to the contracts of AMCOMP Corporation of $3.0 million, over their estimated useful life of 6.5 years as determined by an independent appraisal.

(4) In anticipation of our initial public offering, we disposed of or discontinued substantially all of our operations that were not related to our core business. For more information, please see "Management's Discussion and Analysis of Financial Condition and Results of
    Operations--Discontinued Operations" and Note I to our consolidated financial statements.

(5) On July 3, 2002 we successfully completed our initial public offering of common stock and received net proceeds of approximately $43.8 million from the offering, after deducting our portion of estimated expenses and the underwriting discount. The proceeds were used to pay off our debt and to fund the October, 2002, purchase of AMCOMP Corporation for approximately $7.3 million, with the balance invested in short-term securities. Working capital at December 31, 2002, includes approximately $22 million of cash and cash equivalents, primarily consisting of the balance of the proceeds from our initial public offering.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers' failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

Overview

   We provide sophisticated engineering and technical, information technology, intelligence operations and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. For the years ended December 31, 2002 and 2001, over 87% and 80%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

   We report operating results and financial data as a single segment and believe our contract base is well diversified with over 230 active contracts, including task orders on GSA contracts and major government-wide acquisition contracts (GWACs), as of December 31, 2002. While approximately 20% of our 2002 revenue was under one contract vehicle, the Aeronautical Systems Center BPA, or ASC/BPA, which expires in September, 2005, some of that work was previously performed on GSA schedules and, if necessary, could possibly be converted to GSA vehicles or other contracts we have. We also had approximately 17% of our 2002 revenue under the FAST contract, which has an option end date in September, 2008. In prior years we previously performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents an increasingly large percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 6% and 8.5% of revenue for the years ended December 31, 2002 and 2001, respectively.

   In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion. Under the FAST contract, we expect to have the opportunity to compete for several hundred million dollars in task orders each year over the approximate six year remaining life as the Air Force maintains and modernizes aircraft and defense systems. As of February 28, 2003, we had been awarded 33 task orders worth more than $825 million, if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract will involve significantly greater use of subcontractors than the Company has historically used. Margins on subcontractor-based revenues are less favorable than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating margins, as a percentage of total revenue, will be diminished, while growing in absolute dollars.

   Our federal government contracts, which comprised about 93% of our revenue in 2002, are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2000 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

   In 2002 and 2001, we provided approximately 77% and 62%, respectively, of our services directly to our customers as a prime contractor and the balance indirectly as a subcontractor. Approximately 79% of our 2002 revenue consisted of the work of our employees, and the balance was provided by the work of subcontractors. We anticipate that our work as a prime contractor on the FAST contract will involve a significant increase in the use of subcontractors.

   We typically provide our services under contracts with a base term, often of three years, and option terms, typically two to four additional one-year terms or more, which the customer can exercise on an annual basis. We also have contracts with fixed terms, some extending as long as five or six years. Although we occasionally obtain government contracts in which the contracting agency obligates funding for the full term of the contract, most of our government contracts receive incremental funding, which subjects us to the risks associated with the government's annual appropriations process.

   Contract Types. When contracting with our government customers, we enter into one of three basic types of contracts: time-and-materials, fixed-price and cost-plus.

  . Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contact, we can either make more money than we originally anticipated or lose money on the contract.

  . Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A significant portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

  . Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

   The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

                                            Year ended
                                           December 31,
                                          -------------
                                          2002 2001 2000
                                          ---- ---- ----
                       Time-and-materials  61%  72%  62%
                       Fixed-price.......  24   16   23
                       Cost-plus.........  15   12   15
                                          ---  ---  ---
                          Total.......... 100% 100% 100%
                                          ===  ===  ===

Critical Accounting Policies

   Revenue Recognition. Our critical accounting policies primarily relate to revenue recognition and related cost estimation. We recognize revenue on time-and-materials contracts to the extent of billable rates times hours

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

delivered plus the costs of any allowable expenses incurred. We recognize revenue on fixed-price contracts under the percentage-of-completion method based on costs incurred in relation to total estimated costs, or upon delivery of specific products or services as appropriate. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

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

   Cost of Revenue. Cost of revenue primarily consists of the costs for providing our services to customers, which primarily includes the salaries and wages, plus associated fringe benefits, of our employees directly serving customers, plus the occupancy and other infrastructure costs necessary to support those employees. Cost of revenue also includes the cost of subcontractors and outside consultants, third-party materials, such as hardware and software, that we purchase and provide to the customer as part of the contract, depreciation and any other costs, such as travel expenses, incurred to support contract efforts.

   General and Administrative Expenses. General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include depreciation and amortization, occupancy, and travel expenses for employees performing general and administrative functions. For the year ended December 31, 2002, it also includes a non-cash stock compensation expense of approximately $5.2 million.

   Included in general and administrative expenses prior to March 31, 2002, were management fees paid to a related party. The management fees were paid to a wholly owned affiliate of our then sole stockholder. The nature of services received from the affiliate included our then sole stockholder's services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. We continue to rent certain facilities and utilize aircraft from entities related to our majority stockholder. Although the management fees have been eliminated, most of these costs have been replaced on a recurring basis and, by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

   Net Interest Expense. Net interest expense is primarily related to interest expense accrued under any outstanding borrowings and interest income generated by our investments.

   Income taxes. On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard
(SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recognized in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. We recorded a provision for federal and state income taxes during the six months ended December 31, 2002. Prior to June 28, 2002, under our S corporation election, all items of income and

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

expense were "passed through" and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes.

Discontinued Operations

   In anticipation of our initial public offering, we disposed of or discontinued substantially all of our operations that were not related to our core business. Accordingly, effective December 31, 2001, we distributed our wholly owned subsidiaries, MTC Manufacturing, Inc. (a manufacturer of steel and aluminum products with sales of approximately $4 million in 2001) and Freund Laws, Inc. (a non-operating company whose sole function was ownership of a partnership interest in a dormant business), and our majority interest in a real estate partnership, BC Golf Limited Partnership, to our then sole stockholder. The distributions of these entities have been recorded as discontinued operations. The operating results of these entities for the years ended December 31, 2001 and 2000 were:

                                           Years ended
                                           December 31,
                                         ---------------
                                          2001     2000
                                         ------  -------
                                          (in thousands)
                      Revenue........... $5,831  $ 2,804
                      Costs and expenses  6,284    3,986
                                         ------  -------
                      Net loss.......... $ (453) $(1,182)
                                         ======  =======

Results of Operations

   The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

                                                         Years ended December 31,
                                                         -----------------------
                                                          2002     2001    2000
                                                          -----   -----   -----
   Revenue.............................................. 100.0%   100.0%  100.0%
   Cost of revenue......................................  81.3     81.3    81.4
                                                          -----   -----   -----
   Gross profit.........................................  18.7     18.7    18.6
   General and administrative expenses:
      Third party.......................................   6.1      5.1     6.1
      Related party.....................................   0.9      3.0     3.8
      Stock compensation expense........................   4.4       --      --
                                                          -----   -----   -----
          Total general and administrative expenses.....  11.4      8.1     9.9
   Intangible asset amortization........................   0.1      1.1     0.6
                                                          -----   -----   -----
   Operating income.....................................   7.2      9.5     8.1
   Net interest expense.................................   0.1      0.6     0.8
                                                          -----   -----   -----
   Income from continuing operations before income tax
     provision..........................................   7.1      8.9     7.3
   Income tax provision.................................   0.6       --      --
                                                          -----   -----   -----
   Income from continuing operations....................   6.5      8.9     7.3
   Loss from discontinued operations....................    --     (0.5)   (1.6)
                                                          -----   -----   -----
   Net income (loss)....................................   6.5%     8.4%    5.7%
                                                          =====   =====   =====

   Prior to June 28, 2002, we operated as an S corporation and were not subject to federal or certain state income taxes in any of the periods presented. See income tax discussion below.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

   Revenue: Revenue for the year ended December 31, 2002 increased 28.0%, or approximately $26.0 million, to $118.5 million as compared to $92.5 million for the year ended December 31, 2001. The increase primarily resulted from the following:

  . Approximately $14.1 million increase in subcontract revenue recognized under the FAST contract;

  . Approximately $9 million net additional revenue resulting from new contracts and task orders, including U.S. Marine Corps Infrastructure, U.S. Army Technical, Engineering, Fabrication, and Operations Support Service, FAST, ASC/BPA and Cruise Missile Product Group Advisory and Analysis Support projects, partially offset by other programs which ended in 2002; and

  . $3.2 million of revenue growth resulting from the acquisition of AMCOMP Corporation in October 2002.

   Gross Profit: Gross profit for the year ended December 31, 2002 increased 27.9%, or approximately $4.8 million, to $22.2 million as compared to $17.3 million for the year ended December 31, 2002. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue was 18.7% for the years ended December 31, 2002 and 2001.

   General and administrative expenses: Total general and administrative expenses for the year ended December 31, 2002, increased 81.6%, or approximately $6.1 million, to $13.6 million as compared to $7.5 million for the year ended December 31, 2001. The increase was primarily a result of the $5.2 million non-cash stock compensation expense that was recorded in March, 2002, as discussed below. Without this charge, general and administrative expenses for the year ended December 31, 2002, would have increased 11.8% or $0.9 million as compared to the prior year. The major factors which contributed to the net increase were:

  . Third party general and administrative expenses for the year ended December 31, 2002 increased 55.2%, or approximately $2.6 million, to $7.3 million as compared to $4.7 million for the year ended December 31, 2001 for the following items:

       -- Approximately $1.3 million increase in salary expense resulting from a $0.75 million expense recognized for the retention bonus for the Chief Executive Officer and approximately $0.5 million in additional salaries, primarily resulting from the increase in base compensation of our Chief Executive Officer, the addition of the Chief Financial Officer's salary, and other salaried positions;

       -- Approximately $0.7 million increase in professional fees;

       -- Approximately $0.4 million increase in insurance expense related to premiums paid for directors and officers insurance; and

       -- Approximately $0.2 million increase in depreciation expense.

  . Related party general and administrative expenses decreased 61.7%, or $1.7 million, to $1.1 million as compared to $2.8 million for the year ended December 31, 2001. This decrease was primarily a result of the ceasing to pay related party management fees as of March 31, 2002, as discussed above in Critical Accounting Policies.

  . Non-cash stock compensation expense of approximately $5.2 million was recognized in March, 2002, in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. All other options issued since March, 2002, have an option price equal to the estimated fair market value of the shares at the date of the grant and as such require no charge against earnings.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   Intangible asset amortization: Intangible asset amortization for the year ended December 31, 2002 decreased 89.1%, or approximately $1.0 million, to $0.1 million as compared to $1.1 million for the year ended December 31, 2001. This decrease is a result of achieving full amortization of the purchase price allocated to the contracts of RJO Enterprises, Inc., in September, 2001, and the discontinuance of the amortization of goodwill acquired in connection with the acquisition of certain assets of RJO Enterprises, Inc., on January 1, 2002, when we adopted SFAS No. 142, which terminated the policy of goodwill amortization. In October, 2002, after acquiring AMCOMP Corporation, we began amortizing the purchase price allocated to the contracts of AMCOMP Corporation of $3.0 million over their estimated useful life of 6.5 years as determined by an independent appraiser, resulting in a charge to earnings of approximately $119,000.

   Operating income: Operating income for the year ended December 31, 2002 decreased 3.2%, or $0.3 million, to $8.5 million as compared to $8.8 million for the year ended December 31, 2001. This decrease was caused by the accrual of the non-cash stock compensation expense of $5.2 million. Without this expense, operating income would have increased 56.1%, or $4.9 million, to $13.7 million, primarily a result of the increased gross profit.

   Net interest expense: Net interest expense for the year ended December 31, 2002, decreased 71.9%, or $0.4 million, to $0.2 million as compared to $0.6 million for the year ended December 31, 2001. We repaid all outstanding debt in July 2002 with the proceeds from our initial public offering and invested the balance of the proceeds, which has resulted in decreased net interest expense.

   Income tax expense: On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. This change required us to establish deferred tax balances, in accordance with SFAS No.
109. As a result, a deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recognized in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. The income tax expense of $0.7 million for the year ended December 31, 2002, includes a net deferred tax benefit of $1.5 million and current income tax expense of $2.1 million recognized on net income generated since we changed to a C corporation on June 28, 2002 (i.e., during the six months ended December 31, 2002). Excluding the $2.6 million deferred tax benefit recognized in June 2002, our effective tax rate for the period we were a C corporation was approximately 40%.

   Income from continuing operations: Income from continuing operations decreased 6.5%, or approximately $0.5 million, to $7.7 million for the year ended December 31, 2002, compared to $8.2 million for the year ended December 31, 2001. The decrease resulted primarily from the $5.2 million non-cash stock compensation expense, partially offset by the $2.6 million income tax benefit recognized during the second quarter of 2002. Without these two items, income from continuing operations would have been approximately $10.3 million for an increase of 24.8% over 2001. However, income from continuing operations for 2001 does not reflect any income tax expense, due to the Company's S corporation status as discussed above.

Comparison of Year Ended December 31, 2001 and Year Ended December 31, 2000

   Revenue: Revenue for the year ended December 31, 2001 increased 21.9%, or $16.6 million, to $92.6 million as compared to the same period in 2000. This increase was primarily the result of task orders won under the ASC/BPA, which we were awarded in 2001, and additional task orders under various GSA vehicles.

   Gross Profit: Gross profit for the year ended December 31, 2001, increased 23.0%, or approximately $3.2 million, to $17.3 million as compared to $14.1 million for the year ended December 31, 2000. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2001, slightly increased to 18.7% as compared to 18.6% for the year ended December 31, 2000.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   General and administrative expenses: Total general and administrative expenses were $7.5 million for the year ended December 31, 2001 and 2000. Total general and administrative expenses declined from 9.9% of revenue for the year ended December 31, 2000, to 8.1% of revenue for the year ended December 31, 2001. Included in related party general and administrative expenses for the years ended December 31, 2001 and 2000 were management fees of $2,395,000 and $2,549,000, respectively. The amounts in 2001 reflected a decrease in compensation expense and fringe benefits to our majority stockholder and Chairman of the Board and an increase in airplane expenses.

   Intangible asset amortization: Intangible asset amortization for the year ended December 31, 2001 increased 130.6%, or approximately $0.6 million to $1.1 million as compared to $0.5 million for the year ended December 31, 2000. This increase is a result of the amortization of the purchase price allocated to the contracts of RJO Enterprises, Inc., which was purchased on August 31, 2000, and, consequently, 2000 only reflected 4 months of amortization.

   Operating income: Operating income for the year ended December 31, 2001 increased 43.8%, or $2.7 million, to $8.8 million as compared to the same period in 2000. This increase primarily results from increased revenue and the fact that general and administrative expenses declined as a percentage of revenue.

   Net interest expense: Net interest expense for the year ended December 31, 2001 declined 7.8%, or less than $0.1 million, to $0.6 million as compared to the same period in 2000. This decline reflects a modest increase in average bank borrowings that was mitigated by declining interest rates.

Effects of Inflation

   In 2002, we conducted approximately 61% of our business under time-and-materials contracts, where labor rates are often fixed for several years or adjusted by modest increases. We generally have been able to price these contracts in a manner to accommodate the rates of inflation experienced in recent years. Also in 2002, we conducted about 15% of our business under cost-plus contracts, which automatically adjust revenue to cover costs increased by inflation. We conducted the remaining 24% of our business under fixed-price contracts, which generally have not been adversely affected by inflation.

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

   On July 3, 2002, we successfully completed our initial public offering of common stock and received net proceeds of approximately $43.8 million from the offering, after deducting our portion of estimated expenses and the underwriting discount. The proceeds were used to pay off our bank debt, with the balance being invested in short-term securities. On October 18, 2002, we used $7.3 million of these proceeds, including acquisition costs, to acquire 100% of the outstanding common stock of AMCOMP Corporation. We plan to use the remaining proceeds for working capital and general corporate purposes, possibly including the acquisitions of additional complementary businesses. Our cash and cash equivalents balance on December 31, 2002 was approximately $22.0 million. In 2001 and 2000 we typically maintained minimal cash balances and have had all available cash credited daily against our borrowings under our line of credit.

   Our working capital was $36.9 million at December 31, 2002 and $10.1 million at December 31, 2001. Our working capital increased $26.8 million in 2002 for several reasons including:

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


  . An approximate $21.9 million increase in cash and cash equivalents, primarily representing the balance of the net proceeds from our initial public offering, plus our operating earnings since the date of the initial public offering less the $7.3 million paid for our acquisition of AMCOMP Corporation;

  . An approximate $10.4 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. This increase is primarily related to the significant increase in revenue in 2002, and our acquisition of AMCOMP Corporation, which contributed approximately $1.0 million to the increase in accounts receivable. Our days sales outstanding in accounts receivable (including billings in excess of cost and estimated profits and cost and estimated profits in excess of billings) increased to 79 days at December 31, 2002, as compared to 78 days at December 31, 2001. This increase was primarily the result of the significant increase in our cost and estimated earnings in excess of billings on uncompleted contracts, which is directly related to the increase in the amount of our business that is being conducted under fixed price contracts;

  . An approximate $1.1 million increase in prepaid expenses and other assets resulting from the recognition of a $0.3 million current deferred income tax asset and a $0.2 million income tax receivable in 2002 recorded subsequent to our conversion from an S corporation to a C corporation for income tax purposes in the second quarter of 2002. Additionally, prepaid expenses increased approximately $0.6 million primarily as a result of the increase in prepaid directors and officers insurance that was purchased in June, 2002, upon becoming a public company; and

  . Partially offsetting the increases in working capital was an approximate $6.2 million increase in accounts payable, primarily attributable to increased subcontract costs and purchased materials that resulted from the increased revenue in 2002, primarily on the FAST contract.

   Our operating activities provided cash of $7.2 million for the year ended December 31, 2002. The operating cash was primarily net income adjusted for:
(a) the approximate $5.2 million of non-cash stock compensation expense, (b) the approximate $1.3 million deferred income tax benefit, (c) $0.5 million of depreciation and amortization expense, and (d) the changes in working capital as discussed above.

   Our operating activities provided cash of $10.4 million for the year ended December 31, 2001 and $3.5 million for the year ended December 31, 2000. The $6.9 million increase in cash provided by operating activities was due to growth in net income of approximately $3.5 million, adjusted for non-cash items and discontinued operations, combined with a net change in working capital provided by operations of approximately $3.4 million.

   Our investing activities used cash of $8.1 million for the year ended December 31, 2002 compared with $0.8 million in the same period of 2001. The primary difference in cash used in investing activities was due to the cash paid for the acquisition of AMCOMP of approximately $7.3 million, including acquisition expenses. This increase was partially offset by a $0.9 million decrease in advances to affiliates. No further advances to affiliates have been or will be made subsequent to March 31, 2002, and all balances at that date have been paid in full. We currently anticipate that capital expenditures for 2003 will be approximately $1 million.

   Our investing activities used cash of $0.8 million in the year ended December 31, 2001 compared with $6.6 million in the same period of 2000. The net cash used in 2001 was primarily attributable to increases in advances to affiliates. In 2000, the primary use of cash in investing activities was the $3.9 million acquisition of substantially all the assets of a division of RJO Enterprises, Inc. and an increase in advances to affiliates of $2.5 million. The balance of receivables resulting from advances to affiliates was distributed to our then sole stockholder at December 31, 2001.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   During the year ended December 31, 2002, cash provided from financing activities was $22.7 million. The cash was primarily provided by the net proceeds of the initial public offering of approximately $43.8 million. We used a portion of these proceeds to repay our total bank debt outstanding on July 3, 2002. During the year ended December 31, 2002, we repaid our revolving credit facility and our term loan agreement, reducing the amount outstanding under those instruments from $14.1 million as of December 31, 2001 to zero. Prior to our initial public offering, we also made approximately $9.2 million of distributions to our majority stockholder, offset by a $2.0 million capital contribution from our majority stockholder.

   During the year ended December 31, 2001, we used $9.3 million in cash for financing activities as compared to $4.6 million in cash provided by financing activities in the same period in 2000. In 2000, cash from financing activities was provided by net borrowings of $3.2 million in addition to our then sole stockholder making capital contributions of $4.1 million to finance the buyout of a former stockholder. We also distributed $2.6 million to our then sole stockholder in 2000. During the year ended December 31, 2001, we repaid
$4.8 million of debt and distributed $4.5 million to our then sole stockholder.

   In January, 2003, we replaced our $15 million revolving line of credit with a $35 million revolving line of credit. We can increase this line to $50 million subject to meeting certain requirements and obtaining our banks' approval. The agreement is for an initial term of three years and has an "evergreen" feature whereby it can be extended an additional year, each year, by mutual agreement with our banks.

   The interest rate we would pay if we had any borrowings under our line of credit through March 31, 2003, would be prime rate less 25 basis points or 150 basis points above the London Interbank Offered Rate (LIBOR) rate. After March 31, 2003, the interest rate we would pay if we have any borrowings will be dependent on the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

   In the event that we utilize the new revolving line of credit, any borrowings under the agreement would be secured by a general lien on our consolidated assets, we would be subject to certain restrictions, and we would be required to meet certain financial covenants. The restrictions include among other things, limitations on our ability to pay dividends.

   Management believes that the proceeds from our 2002 initial public offering, together with cash generated by operations and amounts available under our credit facility, will be sufficient to fund our working capital requirements, debt service obligations and capital expenditures for the foreseeable future.

   Our ability to generate cash from operations depends to a significant extent on winning new contracts and re-competed contracts from our customers in competitive bidding processes. If a significant portion of our government contracts were terminated or if our win rate on new contracts or re-competed contracts were to decline significantly, our operating cash flow would decrease, which would adversely affect our liquidity and capital resources.

Accounting Changes

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No.
142). We adopted SFAS No. 142 on January 1, 2002. We have performed the first step of the

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

goodwill impairment test and have concluded that goodwill is not impaired. The table below shows the effect on net income had SFAS No. 142 been adopted in prior periods:

                                                        December 31,
                                                        -------------
                                                         2001    2000
                                                        ------  ------
                                                        (in thousands)
           Net income.................................. $7,764  $4,310
           Goodwill amortization.......................    114      38
                                                        ------  ------
              Adjusted net income...................... $7,878  $4,348
           Basic and diluted earnings per common share:
           Net income.................................. $ 0.79  $ 0.44
           Goodwill amortization....................... $ 0.01  $   --
                                                        ------  ------
              Adjusted net income...................... $ 0.80  $ 0.44
                                                        ======  ======

Recent Accounting Changes

   In April, 2002, Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, (SFAS No. 145) was issued. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains or losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980, which is no longer necessary. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases (SFAS No. 13), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for fiscal years beginning after May 15, 2002, with early application encouraged, with the exception of the provisions of this statement relating to the amendment of SFAS No. 13, which are effective for transactions occurring after May 15, 2002. We do not anticipate any near term impact on the financial statements as a result of adopting this statement.

   In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have determined that the adoption of SFAS No. 146 will have no impact on our financial position and results of operations.

   In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We currently do not intend to voluntarily change to the fair value based method of accounting for stock-based compensation; however, we will be including the pro forma disclosures required under this statement in our quarterly reports, beginning with the quarter ending March 31, 2003.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


   In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. We do not anticipate that the provisions of FIN 45 will have an impact on our results of operations, financial positions or cash flows.

QUARTERLY RESULTS OF OPERATIONS

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

   The federal government's fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year. On October 23, 2002, the President approved the fiscal 2003 Defense Appropriations bill. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government's fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government's fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement. As a result of the initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility were repaid. Pending final use, we have invested the remaining net proceeds of that offering in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have a significant impact on future earnings or the fair market value of the securities.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Independent Auditors' Report............................................................  43
Consolidated Balance Sheets as of December 31, 2002 and 2001............................  44
Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000......................................................  45
Consolidated Statements of Stockholders' Equity (Deficiency in Net Assets) for the years ended December 31, 2002, 2001 and 2000................................................  46
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000......................................................  47
Notes to the Consolidated Financial Statements..........................................  48

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
MTC Technologies, Inc.:

   We have audited the accompanying consolidated balance sheets of MTC Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity (deficiency in net assets) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of MTC Technologies, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Dayton, Ohio
February 19, 2003

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                     -------------------
                                                                                       2002       2001
                                                                                      -------   -------
                                                                                     (dollar amounts in
                                                                                        thousands,
                                                                                     except share and per
                                                                                      share amounts)
CURRENT ASSETS:
   Cash and cash equivalents (Note A)............................................... $21,950    $    60
   Marketable equity securities--trading............................................      --        167
   Restricted cash (Note A).........................................................   2,503         --
   Accounts receivable--net (Note B)................................................  30,638     21,877
   Cost and estimated earnings in excess of billings
     on uncompleted contracts (Note B)..............................................   2,171        518
   Prepaid expenses and other current assets........................................   1,343        273
                                                                                      -------   -------
       Total current assets.........................................................  58,605     22,895

PROPERTY AND EQUIPMENT--Net (Note C)................................................   1,652      1,136
GOODWILL (Note L and M).............................................................   7,029      1,558
INTANGIBLE ASSETS, NET (Note L and M)...............................................   2,906         --
OTHER ASSETS (Note D)...............................................................   1,296        145
                                                                                      -------   -------
                                                                                     $71,488    $25,734
                                                                                      =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable................................................................. $11,345    $ 5,111
   Restricted funds payable to the government (Note A)..............................   2,503         --
   Compensation and related items...................................................   6,500      5,612
   Amount due under earn-out agreement (Note L).....................................   1,100         --
   Billings in excess of costs and estimated earnings
     on uncompleted contracts (Note B)..............................................     262      1,057
   Current maturities of long-term debt (Note E)....................................      --      1,000
                                                                                      -------   -------
       Total current liabilities....................................................  21,710     12,780

LONG-TERM DEBT (Note E).............................................................      --     13,075
COMMITMENTS AND CONTINGENT LIABILITIES (Notes E, F and Q)

STOCKHOLDERS' EQUITY (DEFICIENCY IN NET ASSETS):
   Common stock, $0.001 par value, 50,000,000 shares authorized, 12,890,237 and
     9,887,482 shares issued and outstanding at December 31, 2002, and 2001,
     respectively,..................................................................      13         10
   Preferred stock, $0.001 par value, 5,000,000 shares authorized, none of which is
     outstanding....................................................................      --         --
   Paid-in capital (Note N).........................................................  49,834      6,399
   Due from stockholder (Note N)....................................................      --     (2,000)
   Retained earnings (deficit)......................................................     343     (4,530)
   Treasury stock...................................................................    (412)        --
                                                                                      -------   -------
       Total stockholders' equity (deficiency in net assets)........................  49,778       (121)
                                                                                      -------   -------
                                                                                     $71,488    $25,734
                                                                                      =======   =======

                See notes to consolidated financial statements.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Years ended December 31,
                                                      -----------------------------------------
                                                          2002          2001          2000
                                                       -----------    ----------    ----------
                                                      (dollar amounts in thousands, except share
                                                             and per share amounts)
Revenue (Note K)..................................... $   118,540    $   92,590    $   75,961
Cost of revenue (Note K).............................      96,356        75,248        61,866
                                                       -----------    ----------    ----------
Gross profit.........................................      22,184        17,342        14,095

General and administrative expenses:
   Third-party.......................................       7,285         4,695         4,652
   Related party (Note K)............................       1,063         2,774         2,862
   Stock compensation expense (Note O)...............       5,215            --            --
                                                       -----------    ----------    ----------
       Total general and administrative expenses.....      13,563         7,469         7,514
Intangible asset amortization (Note M)...............         119         1,086           471
                                                       -----------    ----------    ----------
Operating income.....................................       8,502         8,787         6,110

Interest income (expense):
   Interest income (Note K)..........................         236           411           468
   Interest expense..................................        (396)         (981)       (1,086)
                                                       -----------    ----------    ----------
       Net interest expense..........................        (160)         (570)         (618)

Income from continuing operations before income taxes       8,342         8,217         5,492
Income tax expense (Note P)..........................         656            --            --
                                                       -----------    ----------    ----------
Income from continuing operations....................       7,686         8,217         5,492

Loss from discontinued operations (Note I)...........          --          (453)       (1,182)
                                                       -----------    ----------    ----------

Net income........................................... $     7,686    $    7,764    $    4,310
                                                       ===========    ==========    ==========

Basic and diluted earnings per common share:
   Income from continuing operations................. $      0.67    $     0.83    $     0.56
   Loss from discontinued operations.................          --         (0.04)        (0.12)
                                                       -----------    ----------    ----------
   Net income........................................ $      0.67    $     0.79    $     0.44
                                                       ===========    ==========    ==========

Weighted average common shares outstanding:
   Basic.............................................  11,405,351     9,887,482     9,887,482
   Diluted...........................................  11,538,802     9,887,482     9,887,482


                See notes to consolidated financial statements.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN NET ASSETS)

                                  Common Stock             Retained      Due
                               ------------------ Paid-In  Earnings     From     Treasury
                                 Shares    Amount Capital  (Deficit) Stockholder  Stock     Total
                               ----------  ------ -------  --------- ----------- -------- --------
                                                  (dollar amounts in thousands)
BALANCE--December 31,
  1999........................  9,887,482   $10   $   344  $  4,107    $    --    $  --   $  4,461
   Net income.................                                4,310                          4,310
   Stockholder
     contribution.............                      4,055                                    4,055
   Stockholder
     distributions............                               (2,633)                        (2,633)
                               ----------   ---   -------  --------    -------    -----   --------

BALANCE--December 31,
  2000........................  9,887,482    10     4,399     5,784                         10,193
   Net income.................                                7,764                          7,764
   Stockholder
     contribution.............                      2,000               (2,000)                 --
   Stockholder
     distributions............                              (18,078)                       (18,078)
                               ----------   ---   -------  --------    -------    -----   --------

BALANCE--December 31,
  2001........................  9,887,482    10     6,399    (4,530)    (2,000)               (121)
   Net income.................                                7,686                          7,686
   Stockholder
     contribution.............                                           2,000               2,000
   Stockholder
     distributions............                     (6,405)   (2,813)                        (9,218)
   Net proceeds from initial
     public offering..........  2,875,000     3    43,832                                   43,835
   Stock compensation expense
     related to issuance of
     stock options............                      5,215                                    5,215
   Exercise of stock
     options..................    145,273             608                                      608
   Surrender of common
     stock from stock option
     transactions.............    (17,518)                                         (412)      (412)
   Other......................                        185                                      185
                               ----------   ---   -------  --------    -------    -----   --------

BALANCE--December 31,
  2002........................ 12,890,237   $13   $49,834  $    343    $    --    $(412)  $ 49,778
                               ==========   ===   =======  ========    =======    =====   ========

                See notes to consolidated financial statements.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years ended December 31,
                                                                                         ----------------------------
                                                                                           2002      2001      2000
                                                                                         -------   -------   -------
                                                                                         (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income............................................................................ $ 7,686   $ 7,764   $ 4,310
    Adjustments to reconcile net income to net cash provided by operating activities:
     Compensation expense from stock options............................................   5,215        --        --
     Deferred income tax benefit........................................................  (1,268)       --        --
     Depreciation and amortization......................................................     513     1,366       724
     Discontinued operations............................................................      --       453     1,182
     Other..............................................................................      10         3       (61)
  Changes in operating assets and liabilities (net of acquisitions):
     Accounts receivable................................................................  (7,710)     (324)   (4,444)
     Costs and estimated earnings in excess of billings on uncompleted contracts........  (1,653)    1,081      (366)
     Prepaid expenses and other assets..................................................    (710)      (39)      297
     Accounts payable...................................................................   5,770    (1,734)    1,577
     Compensation and related items.....................................................     365     1,695       608
     Billings in excess of costs and estimated earnings on uncompleted contracts........    (795)      330      (158)
     Other current liabilities..........................................................    (178)     (147)     (201)
                                                                                         -------   -------   -------
       Net cash provided by operating activities........................................   7,245    10,448     3,468
                                                                                         -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable equity securities....................................     167        33        71
  Purchase of AMCOMP Corporation........................................................  (7,343)       --        --
  Purchase of RJO Enterprises, Inc......................................................      --        --    (3,875)
  Purchase of marketable equity securities..............................................     (10)       --        --
  Proceeds from sale of property and equipment..........................................      --       722        --
  Additions to property and equipment...................................................    (908)     (659)     (274)
  Increase in advances to affiliates....................................................      --      (923)   (2,520)
                                                                                         -------   -------   -------
       Net cash used in investing activities............................................  (8,094)     (827)   (6,598)
                                                                                         -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering.................................................  43,835        --        --
  Issuance of common stock..............................................................     609        --        --
  Net (repayments) borrowings on the revolving credit agreement.........................  (9,075)   (5,907)    3,168
  Payments on long-term debt............................................................  (5,000)     (864)      (22)
  Proceeds from long-term borrowings....................................................      --     2,000        --
  Capital contribution..................................................................   2,000        --     4,055
  Repurchase of common stock............................................................    (412)       --        --
  Cash distributions to stockholder.....................................................  (9,218)   (4,508)   (2,633)
                                                                                         -------   -------   -------
       Net cash provided by (used in) financing activities..............................  22,739    (9,279)    4,568

  Net cash used in discontinued operations..............................................      --      (342)   (1,452)
                                                                                         -------   -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................  21,890        --       (14)
CASH AND CASH EQUIVALENTS:
  Beginning of period...................................................................      60        60        74
                                                                                         -------   -------   -------
  End of period......................................................................... $21,950   $    60   $    60
                                                                                         =======   =======   =======

NON-CASH DISTRIBUTION TO STOCKHOLDER:
  Net assets of discontinued operations.................................................           $ 3,464
  Advances to affiliates................................................................             9,055
  Land and related development costs....................................................             1,105
  Other assets..........................................................................               274
  Other liabilities.....................................................................              (328)
                                                                                                   -------
                                                                                                   $13,570
                                                                                                   =======

                See notes to consolidated financial statements.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (dollar amounts in thousands, except share and per share amounts)

A.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   Operations--We are primarily engaged in providing engineering and technical, information technology, intelligence operations and program management services focusing primarily on U.S. defense intelligence and civilian federal government entities.

   Sales to the federal government represent substantially all of our revenue. Consequently, accounts receivable balances consist primarily of amounts due from the federal government. In 2002, there were two contract vehicles containing over 60 task orders, which accounted for approximately 37% of our total revenue. While the contract vehicles represent a significant portion of our total revenues, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

   Use of Estimates--The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include amounts based on management's best estimates and judgments. The use of estimates and judgments may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   Principles of Consolidation--The consolidated financial statements include the accounts of MTC Technologies, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

   Cash and Cash Equivalents--We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For these investments, the carrying amount is a reasonable estimate of fair value.

   Marketable Equity Securities--Marketable equity securities are classified as trading and carried at estimated fair value with the unrealized holding gain or loss recorded in the consolidated income statements. Realized gains and losses from the sale of marketable equity securities are derived using the specific-identification method for determining the cost of securities sold. The estimated fair value of marketable equity securities is based on quoted market prices. Unrealized net gains (losses) of $53 and $(154) for the years ended December 31, 2001 and 2000, are included in general and administrative expenses. There were no unrealized net gains or (losses) for the year ended December 31, 2002.

   Restricted Cash and Restricted Funds Payable to the Government--Restricted cash and restricted funds payable to the government of $2,503 at December 31, 2002, includes proceeds from sales of government property that we conducted on behalf of a government customer. We collect the funds from these sales and periodically pay them to the government over the course of the contract.

   Goodwill and Intangible Assets--Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Intangible Assets, on January 1, 2002, we amortized goodwill over fifteen years. Upon adoption of SFAS No. 142, we discontinued amortization of goodwill. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts. See Note M, Goodwill and Intangible Assets.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

   Revenue and Cost Recognition--We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. We recognize revenue on fixed-price contracts under the percentage-of-completion method based on costs incurred in relation to total estimated costs, or upon delivery of specific products or services, as appropriate. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

   Contract revenue recognition inherently involves estimation. From time to time, facts develop that require us to revise the total estimated costs or revenues expected. In most cases, these changes relate to changes in the contractual scope of the work, and do not significantly impact the expected profit rate on a contract. We record the cumulative effects of any revisions to the estimated total costs and revenues in the period in which the facts become known.

   Our federal government contracts are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through 2000. Our management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

   Property and Equipment--We record our property and equipment at cost. Depreciation and amortization of property and equipment are provided using straight-line and accelerated methods over estimated useful lives. We use estimated useful lives of 3-7 years for equipment, 5 years for vehicles, 5-7 years for furniture and fixtures and 5-39 years for leasehold improvements.

   Long-lived Assets-- Long-lived assets and certain intangibles are reviewed for impairment, based upon the undiscounted expected future cash flows, whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

   Fair Value of Financial Instruments--The carrying amount of our accounts receivable, accounts payable and accrued expenses approximate their fair value. There is currently no bank debt outstanding, however, our revolving credit agreement has a floating interest rate that varies with current indices and, as such, the recorded value would approximate fair value.

   Income Taxes--On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard
(SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a deferred tax benefit of $2,644 and current and non-current deferred tax assets were recognized in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. We recorded a provision for federal and state income taxes during the six months ended December 31, 2002.

   Prior to June 28, 2002, under our S corporation election, all items of income and expense were "passed through" and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

   Earnings Per Common Share--Basic earnings per common share has been computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted weighted average shares outstanding equal basic weighted average shares outstanding for the years ended December 31, 2001 and 2000 because there were no common stock equivalents outstanding during any of these periods. The weighted average shares for the year ended December 31, 2002 are as follows:

                                                            Year ended
                                                           December 31,
                                                               2002
                                                           ------------
        Basic weighted average common shares outstanding..  11,405,351
        Effect of potential exercise of stock options.....     133,451
                                                            ----------
        Diluted weighted average common shares outstanding  11,538,802
                                                            ==========

   Stock-Based Compensation--As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the financial statements related to employee stock option awards issued under the 2002 Equity and Performance Incentive Plan. Compensation expense of $5,215 was recognized on options that were granted to three key members of our senior management in May, 2002, to the extent that the estimated fair value of the options exceeded the option price. The options granted fulfilled a stock compensation award which was made in March, 2002.

   Reclassifications--Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

   Recent Accounting Pronouncements--In April, 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), was issued. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains or losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980, which is no longer necessary. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases (SFAS No. 13), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for fiscal years beginning after May 15, 2002, with early application encouraged, with the exception of the provisions of this statement relating to the amendment of SFAS No. 13, which are effective for transactions occurring after May 15, 2002. We do not anticipate any near term impact on the financial statements as a result of adopting this statement.

   In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have any near-term impact on our financial position and results of operations.

   In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We currently do not intend to voluntarily change to the fair value based method of accounting for stock-based compensation; however, we will be including the pro forma disclosures required under this statement in our quarterly reports, beginning with the quarter ending March 31, 2003. See Note
O. Stock-Based Compensation Plans for 2002 pro forma disclosures.

   In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. We do not anticipate that the provisions of FIN 45 will have an impact on our results of operations, financial positions or cash flows.

B.  ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

   Unbilled recoverable costs and accrued profit represents costs incurred and estimated fees earned on cost-plus fixed fee and time-and-materials service contracts for which billings have not been presented to customers. Unbilled amounts of $536 and $595 at December 31, 2002 and 2001, respectively, represent retainers on government contracts that are expected to be collected during the next fiscal year.

                                                         December 31,
                                                       ----------------
                                                         2002     2001
                                                       -------  -------
        Amounts billed:
           Federal government contracts............... $13,495  $14,142
           Commercial contracts.......................     416      479
           Related parties............................     307      600
                                                       -------  -------
                                                        14,218   15,221

        Unbilled recoverable costs and accrued profit:
           Federal government contracts...............  16,478    6,704
           Commercial contracts.......................      42       (2)
                                                       -------  -------
                                                        16,520    6,702
           Other......................................      --      103
                                                       -------  -------
                                                        30,738   22,026
           Less allowance for doubtful accounts.......    (100)    (149)
                                                       -------  -------
                                                       $30,638  $21,877
                                                       =======  =======

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

   The following relates to fixed-price contracts:

                                              Costs and  Billings in
                                              Estimated   Excess of
                                              Earnings    Costs and
                                              in Excess   Estimated
                                             of Billings  Earnings
                                             ----------- -----------
            December 31, 2002:
               Costs and estimated earnings.   $ 6,762    $  6,391
               Billings.....................    (4,591)     (6,653)
                                               -------    --------
                                               $ 2,171    $   (262)
                                               =======    ========
            December 31, 2001:
               Costs and estimated earnings.   $ 5,263    $ 14,483
               Billings.....................    (4,745)    (15,540)
                                               -------    --------
                                               $   518    $ (1,057)
                                               =======    ========

   Allowance for doubtful accounts:

                          Balance at            Charged              Balance
                          Beginning  Charged to to Other             at End
  Year ended December 31, of Period  Operations Accounts Write-offs of Period
  ----------------------- ---------- ---------- -------- ---------- ---------
           2002..........    $149       $71       $--       $120      $100
                             ====       ===       ===       ====      ====
           2001..........    $125       $ 8       $42       $ 26      $149
                             ====       ===       ===       ====      ====
           2000..........    $ 69       $60       $50       $ 54      $125
                             ====       ===       ===       ====      ====

C.  PROPERTY AND EQUIPMENT

                                                      December 31,
                                                    ----------------
                                                      2002     2001
                                                    -------  -------
          Equipment................................ $ 3,031  $ 2,547
          Furniture and fixtures...................     522      480
          Leasehold improvements...................     331      321
          Vehicles.................................     450       18
                                                    -------  -------
                                                      4,334    3,366
          Accumulated depreciation and amortization  (2,682)  (2,230)
                                                    -------  -------
          Property and equipment, net.............. $ 1,652  $ 1,136
                                                    =======  =======

   Depreciation expense was $395, $279 and $254 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

D.  OTHER ASSETS

                                                 December 31,
                                                 -----------
                                                  2002   2001
                                                 ------  ----
                   Deposits and other........... $  144  $145
                   Deferred tax benefit (Note P)  1,152    --
                                                 ------  ----
                                                 $1,296  $145
                                                 ======  ====

E.  LONG-TERM DEBT

                                                                  December 31,
                                                                  ------------
                                                                  2002  2001
                                                                  ---- -------
  Revolving credit agreement:
     Portion at LIBOR plus 2.5%.................................. $--  $ 3,500
     Portion at prime rate plus 0.25%............................  --    5,575
  Term loan agreement, interest at prime rate or LIBOR plus 2.75%  --    5,000
                                                                  ---  -------
                                                                   --   14,075
  Less--current maturities.......................................  --    1,000
                                                                  ---  -------
                                                                  $--  $13,075
                                                                  ===  =======

   In January, 2003, we replaced our $15,000 revolving line of credit with a $35,000 revolving line of credit. We can increase this line to $50,000 subject to meeting certain requirements and obtaining our banks' approval. The agreement is for an initial term of three years and has an "evergreen" feature whereby it can be extended an additional year, each year, by mutual agreement with our banks.

   The interest rate we would pay if we had any borrowings under our line of credit through March 31, 2003, would be prime rate less 25 basis points or 150 basis points above the London Interbank Offered Rate (LIBOR) rate. After March 31, 2003, the interest rate we would pay if we have any borrowings will be dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

   In the event that we utilize the new revolving line of credit, any borrowings under the agreement would be secured by a general lien on our consolidated assets. In addition, we would be subject to certain restrictions, and would be required to meet certain financial covenants. The restrictions include among other things, limitations on our ability to pay dividends.

F.  OPERATING LEASES

   We lease certain administrative facilities from related parties and others. The related party leases expire on December 31, 2003. We anticipate entering into a long-term lease sometime in 2003, however, the terms and conditions have not yet been determined. Operating leases require monthly payments and expire at various dates through 2006. Additionally, renewal options for additional terms of three to five years are included in most agreements. Total operating lease expense totaled $2,055, $1,969 and $1,665 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

   Minimum annual rental payments under operating leases are as follows:

                              Year Ending
                              December 31,
                              ------------
                                  2003.... $1,996
                                  2004....    844
                                  2005....    376
                                  2006....     18
                                           ------
                                           $3,234
                                           ======

G.  SUPPLEMENTAL CASH FLOW INFORMATION

   Other cash flow information for the year ended December 31, 2002, 2001 and 2000, is as follows:

                                                       December 31,
                                                    ------------------
                                                     2002  2001  2000
                                                    ------ ---- ------
         Interest paid............................. $  396 $981 $1,086
         Federal, state and local income taxes paid $2,294 $ 60 $   33
         Non-cash payable under earn-out agreement. $1,100 $ -- $   --

H.  PROFIT SHARING PLAN

   We sponsor a defined contribution 401(k) profit sharing plan that covers all eligible full-time and part-time employees. An eligible employee may make pre-tax contributions to the plan of up to 15% of his or her compensation. We provide 50% matching funds for eligible participating employees, limited to the employee's participation of up to 10% of earnings. Our contributions to the plan totaled $1,844, $1,293 and $1,019 for the years December 31, 2002, 2001 and 2000, respectively.

I.  DISCONTINUED OPERATIONS

   In anticipation of our initial public offering, we disposed of or discontinued substantially all of our operations that were not related to our core business. Accordingly, effective December 31, 2001, we distributed our wholly owned subsidiaries, MTC Manufacturing, Inc. (a manufacturer of steel and aluminum products with sales of approximately $4 million in 2001) and Freund Laws, Inc. (a non-operating company whose sole function was ownership of a partnership interest in a dormant business), and our majority interest in a real estate partnership, BC Golf Limited Partnership, to our then sole stockholder. The distributions of these entities have been recorded as discontinued operations. The operating results of these entities for the years ended December 31, 2001 and 2000 were:

                                           December 31,
                                         ---------------
                                          2001     2000
                                         ------  -------
                      Revenue........... $5,831  $ 2,804
                      Costs and expenses  6,284    3,986
                                         ------  -------
                      Net loss.......... $ (453) $(1,182)
                                         ======  =======

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

  Distribution of Other Net Assets

   In addition, at December 31, 2001, we distributed to our then sole stockholder certain other net assets, which consisted primarily of advances to affiliates, land and related development costs, and various liabilities. The carrying amounts of these distributed net assets at distribution was $10,106. Land and related development costs were sold during 2001 for $722.

J.  BUSINESS SEGMENT

   We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are Engineering and Technical Services, Information Technology, Intelligence Operations and Program Management. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. In addition, there were no sales to any foreign customers.

K.  RELATED PARTY TRANSACTIONS

   We subcontract to, purchase services from, rent a portion of our facilities, and utilize aircraft from various entities that are controlled by Mr. Soin, our majority stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

                                                                 Years Ended December 31,
                                                                 ----------------------
                                                                  2002     2001    2000
                                                                 ------   ------  ------
Included in general and administrative expenses:
   Shared services paid to related parties (Soin International). $  584   $2,447  $2,676
   Shared services charged to related parties...................    (28)    (169)   (184)
   Aircraft usage charges paid to Soin International............     34      117      57
   Rent paid to related parties.................................    473      379     313
                                                                 ------   ------  ------
                                                                 $1,063   $2,774  $2,862
                                                                 ======   ======  ======
Other rent paid to related parties.............................. $  144   $  259  $  355
                                                                 ======   ======  ======
Interest income from related parties............................ $   --   $  257  $  217
                                                                 ======   ======  ======
Sub-contracting services paid to related parties:
   GTIC India (formerly MTC India).............................. $  482   $  475  $  516
                                                                 ======   ======  ======
   Aerospace Integration Corporation (AIC)...................... $  146   $  515  $1,188
                                                                 ======   ======  ======
   Integrated Information Technology Company (IITC)............. $   --   $   --  $   17
                                                                 ======   ======  ======
Revenues from related parties:
   International Consultants, Inc. (ICI)........................ $  402   $  457  $  185
                                                                 ======   ======  ======
   AIC.......................................................... $   --   $   40  $   28
                                                                 ======   ======  ======
   IITC......................................................... $1,730   $1,567  $1,441
                                                                 ======   ======  ======

   Prior to March 31, 2002, we received administrative services from Soin International, which is wholly owned by an entity related to Mr. Soin. The charges for these services generally reflected the marginal cost of the

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

service provided, plus a pro-rata share of the associated fixed costs. In addition, we lease our administrative and some operational facilities, and utilize aircraft owned, or partially owned, by entities related to Mr. Soin.

   In the second quarter of 2002, we purchased, at fair value of approximately $431, a 90% ownership interest in an airplane owned by Soin Aviation. We have also entered into a sharing arrangement with Soin Aviation under which we are responsible for a pro-rata share of the fixed and marginal costs associated with aircraft owned by us and Soin Aviation.

   We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm's-length basis.

   At December 31, 2002 and December 31, 2001, amounts due from related parties were $307 and $600, respectively. At December 31, 2002, there were amounts payable to related parties of $41.

L.   ACQUISITIONS

   RJO Enterprises, Inc.

   On August 31, 2000, we purchased the assets and assumed certain liabilities of RJO Enterprises, Inc. ("RJO"), a government contractor. The cash price of the acquisition was $3,875. We recorded the acquisition using the purchase method of accounting. The purchase price was allocated as follows:

        Accounts receivable and other current assets............ $  923
        Intangible assets--Purchase price allocated to contracts  1,406
        Property and equipment..................................    271
        Goodwill................................................  1,711
        Current liabilities.....................................   (436)
                                                                 ------
        Net assets acquired..................................... $3,875
                                                                 ======

   Goodwill recognized under the agreement is deductible for income tax purposes. The revenue of RJO reflected in the Company's 2000 consolidated income statement was $1,781.

   AMCOMP Corporation

   On October 18, 2002, we acquired all of the outstanding stock of AMCOMP Corporation (AMCOMP) from AMCOMP's shareholders. AMCOMP is a technology company providing engineering services, primarily in the area of Space Systems, Global Positioning Systems (GPS) Engineering and Information Technology, to the Department of Defense, and other government agencies.

   We used $7,343 of the proceeds from our recent initial public offering to purchase 100% of the stock of AMCOMP and pay acquisition costs. Through 2004, we may be required to make additional annual payments to AMCOMP's shareholders as part of an earn-out provision of the stock purchase agreement. Under the earn-out agreement, we could be required to pay up to an additional $3,300 in purchase price should cumulative earnings meet certain goals over the period October 11, 2002 through December 31, 2004. Based on the operating results of AMCOMP for the year ended December 31, 2002, we have determined that a payment of $1,100 will be required to be paid to the former AMCOMP shareholders prior to April 15, 2003. We have recorded this earn-out

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded) (dollar amounts in thousands, except per share amounts)

payment as an increase in goodwill and as an amount due under earn-out agreement on our December 31, 2002 balance sheet.

   The purchase price for the AMCOMP acquisition was allocated as follows:

Accounts receivable and other current assets............................ $ 1,094
Other assets............................................................      14
Intangible assets--Purchase price allocated to contracts and non-compete
  agreement.............................................................   3,025
Property and equipment..................................................       3
Goodwill................................................................   5,471
Current liabilities.....................................................  (2,264)
                                                                         -------

Net assets acquired..................................................... $ 7,343
                                                                         =======

   Current liabilities include the $1,100 amount due under the earn-out agreement, which is required to be paid on or before April 15, 2003. Goodwill recognized under the agreement is deductible for income tax purposes.

   The value of the customer contract and non-compete covenant intangible assets was based on an independent appraisal. The customer contract intangible asset will be amortized over 6.5 years, the estimated remaining life of the contracts including renewals, and the non-compete covenant intangible asset will be amortized over 2 years, the life of the agreement.

   The acquisition is consistent with our growth strategies to acquire complementary businesses to reach new customers and technologies. This acquisition will enable us to expand efforts in United States Air Force Space Systems activities, and provides us access to new markets including Global Positioning Systems (GPS) test, integration, and engineering as well as adding the Space and Missile Command as a new customer. AMCOMP has key operating locations in Los Angeles, CA, Alamogordo, NM and Colorado Springs, CO.

   Pro Forma Information (unaudited)--Pro forma results of operations, as if the acquisition of AMCOMP occurred as of the beginning of the periods is presented below. These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management.

                                               2002     2001
                                             -------- --------
                  Revenue................... $128,419 $103,059
                  Net income................ $  8,626 $  5,690

                  Earnings per common share:
                     Basic.................. $   0.76 $   0.58
                     Diluted................ $   0.75 $   0.58

   Pro forma adjustments to 2002 and 2001 net income and earnings per common share include:

  . Pro forma adjustment to give effect to a full year of amortization of intangibles (excluding goodwill) recorded as a result of the acquisition, which would have resulted in $356 and $474, respectively, of additional amortization expense in 2002 and 2001.

  . Pro forma adjustment to reflect income taxes as if both MTCT and AMCOMP had been C corporations for the periods presented, at an estimated combined effective income tax rate of 40%. The pro forma income tax expense for 2002 and 2001 was $688 and $3,794, respectively.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)


  . Pro forma adjustment to reflect the elimination of interest income earned from July 2002 through September 2002 on the $7,343 of funds from our initial public offering that were used to consummate the acquisition. The interest rate is estimated at 2% per annum based on the applicable interest rate being earned on the invested cash as of the date of the acquisition. The pro forma adjustment to 2002 reduced interest income by $37.

   The revenue of AMCOMP reflected in our 2002 consolidated statement of income was $3,212.

M.  GOODWILL AND INTANGIBLE ASSETS

   On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. In the second quarter of fiscal year 2002, we performed an impairment test of goodwill and determined that no impairment of the recorded goodwill existed. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, our impairment testing will be performed during the fourth quarter.

   There were no other unamortized intangible assets at December 31, 2001. The components of other intangibles at December 31, 2002, are as follows:

                                                             Accumulated
                                                       Cost  Amortization
                                                      ------ ------------
       Purchase price allocated to customer contracts $3,000     $116
       Non-compete covenants.........................     25        3
                                                      ------     ----
                                                      $3,025     $119
                                                      ======     ====

   Aggregate amortization expense for intangible assets for 2002, 2001 and 2000 were $119, $973, and $433, respectively. Purchased contracts are amortized on a straight-line basis.

   Estimated annual intangible amortization expense for the next 5 years:

                              Year Ending
                              December 31,
                              ------------
                                  2003.... $  474
                                  2004....    471
                                  2005....    462
                                  2006....    462
                                  2007....    462
                                           ------
                                           $2,331
                                           ======

   The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                Balance as of December 31, 2001......... $1,558
                Goodwill arising from AMCOMP acquisition  5,471
                                                         ------
                                                         $7,029
                                                         ======

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

   The table below shows the effect on net income had SFAS No. 142 been adopted in prior years:

                                                        December 31,
                                                        -------------
                                                         2001   2000
                                                        ------ ------
           Net income.................................. $7,764 $4,310
           Goodwill amortization.......................    114     38
                                                        ------ ------
              Adjusted net income...................... $7,878 $4,348
           Basic and diluted earnings per common share:
           Net income.................................. $ 0.79 $ 0.44
           Goodwill amortization....................... $ 0.01 $   --
                                                        ------ ------
              Adjusted net income...................... $ 0.80 $ 0.44
                                                        ====== ======

N.  STOCKHOLDERS' EQUITY

   At December 31, 2001, Mr. Rajesh K. Soin, our sole stockholder prior to the initial public offering, agreed to contribute $2,000 to our wholly-owned subsidiary, Modern Technologies Corp. We recorded the amount due from stockholder as a reduction in stockholders' equity with a corresponding increase to additional paid-in capital. Mr. Soin contributed the $2,000 during the first quarter of 2002. Upon payment we reduced the amount due from stockholder.

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

   On July 3, 2002, we successfully completed our initial public offering of common stock and received net proceeds of approximately $43,835 from the offering, after deducting our portion of estimated expenses and the underwriting discount. The proceeds were used to pay off approximately $21,000 of principal and accrued interest outstanding under our term loan and revolving credit facility, with the balance invested in short-term investment grade, interest-bearing securities and guaranteed obligations of the United States and its agencies. In the fourth quarter of 2002, we used $7,343 of these proceeds to acquire 100% of the outstanding common stock of AMCOMP Corporation and to pay acquisition costs. We plan to use the remaining proceeds for working capital and general corporate purposes, possibly including the acquisitions of additional complementary businesses.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)


O.  STOCK-BASED COMPENSATION PLANS

   In March, 2002, Mr. Soin, the sole stockholder prior to the initial public offering, made a binding commitment to award $5,215 in stock-based compensation to three key members of our senior management, Michael Solley, President and Chief Executive Officer, David Gutridge, Chief Financial Officer, and Benjamin Crane, Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5,215 (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5,215 expense associated with this stock compensation award in March, 2002. The liability recorded in March was classified as a current liability.

   In April, 2002, to achieve certain tax benefits for the executives, Mr. Soin decided to issue stock options to satisfy the $5,215 stock compensation award. Stock option agreements to purchase 415,273 shares of our common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options expire ten years from their date of grant. Once the liability for the stock compensation was settled by the issuance of stock options the $5,215 liability was reclassified to paid-in capital on our balance sheet. As of December 31, 2002, 145,273 of these options were exercised.

   In May 2002, our board of directors adopted our 2002 Equity and Performance Incentive Plan with the approval of Mr. Soin. The 2002 Equity and Performance Incentive Plan provides for the grant of incentive stock options and nonqualified stock options and the grant or sale of restricted shares of common stock to our directors, key employees and consultants. The board may provide for the payment of dividend equivalents, on a current or deferred or contingent basis, on the options granted under the plan. The board may also authorize participants in the plan to defer receipt of their common stock upon exercise of their stock options and may further provide that such deferred issuances include the payment of dividend equivalents or interest on the deferred amounts. The board may condition the grant of any award under the plan on a participant's surrender or deferral of his or her right to receive a cash bonus or other compensation payable by us. The board can delegate its authority under the plan to any committee of the board.

   Shares Reserved; Plan Limits. We have reserved a total of 474,599 shares of our common stock for issuance under the 2002 Equity and Performance Incentive Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the plan for more than 24,718 shares during any fiscal year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of December 31, 2002, 74,720 options were awarded under this plan.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)


   Prior to 2002, we did not have stock-based compensation plans. The following table summarizes activity in our stock-based compensation plans for the year ended December 31, 2002:

                                                         Weighted
                                                         Average
                                                         Exercise
                                                Shares    Price
                                               --------  --------
              Outstanding at beginning of year       --   $  --
              Granted.........................  489,993    6.14
              Exercised....................... (145,273)   4.19
              Forfeited.......................       --      --
                                               --------
              Outstanding at end of year......  344,720   $6.96
                                               ========
              Exercisable at end of year......  270,000
                                               ========

   The following table summarizes certain information for options currently outstanding and exercisable at December 31, 2002.

                       Options outstanding      Options exercisable
                   ---------------------------- --------------------
                                       Weighted             Weighted
                            Remaining  Average              Average
                           Contractual Exercise   Number    Exercise
                   Shares     Life      Price   Exercisable  Price
                   ------- ----------- -------- ----------- --------
            $ 4.19 270,000   9 years    $ 4.19    270,000    $4.19
            $16-17  74,720  10 years    $16.96         --       --
                   -------                        -------
                   344,720                        270,000
                   =======                        =======

  Pro Forma Disclosures

   We apply APB 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for the stock options issued under the 2002 Equity and Performance Incentive Plan because the options were granted with an exercise price equal to the stock price on the date of grant. Compensation expense was recognized on the options that were granted in May, 2002, to the extent that the estimated fair value of the options exceeded the option price. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

                                                    Year ended
                                                   December 31,
                                                       2002
                                                   ------------
                 Net income
                        As reported...............    $7,686
                        Pro forma.................    $7,379
                 Diluted earnings per common share
                        As reported...............    $ 0.67
                        Pro forma.................    $ 0.64

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

   The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                 Year ended
                                                December 31,
                                                    2002
                                                ------------
                   Expected life of options....   3 years
                   Risk-free interest rate.....     4.03%
                   Expected volatility of stock     43.0%
                   Expected dividend yield.....      0.0%

   The weighted average fair value of options granted during the year ended December 31, 2002 was $12.20 per share.

P.  INCOME TAXES

   On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. In June, 2002, we recognized a deferred income tax benefit of $2,644 on our income statement and a current deferred income tax asset of $610, included in prepaid expenses and other current assets on our balance sheet, and a non-current deferred income tax asset of $2,034, included in other assets on our balance sheet, primarily for timing differences between book and tax reporting associated with accrued compensation items. For the six months ended December 31, 2002, we recorded a provision for domestic federal and state income taxes.

   Prior to June 28, 2002, under our S corporation election, all items of income and expense were "passed through" and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes.

   Deferred tax assets (liabilities) are comprised of the following:

                                                             December 31,
                                                                 2002
                                                             ------------
      Deferred tax assets related to:
         Stock option compensation..........................    $1,322
         Bad debt reserves..................................        40
         Intangible amortization............................        26
         Other accruals.....................................       498
         Other..............................................        78
                                                                ------
             Total deferred tax assets......................     1,964
                                                                ------
      Deferred tax liabilities related to:
         Depreciation.......................................    $ (126)
         Earnings recognized under percentage of completion.      (314)
         Goodwill...........................................       (71)
                                                                ------
             Total deferred tax liabilities.................      (511)
                                                                ------
      Total net deferred tax asset..........................     1,453
      Current portion included in prepaid expenses and other       301
                                                                ------
      Long-term portion included in other assets............    $1,152
                                                                ======

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

   Income tax expense included in the income statement is as follows:

                                                          Year Ended
                                                         December 31,
                                                             2002
                                                         ------------
           Current income tax expense:
              U. S. Federal.............................   $ 1,708
              State and local...........................       402
                                                           -------
                  Total current income tax expense......     2,110
                                                           -------
           Deferred income tax expense:
              U. S. Federal.............................       911
              State and local...........................       279
              Conversion from S to C corporation........    (2,644)
                                                           -------
                  Total deferred income tax expense.....    (1,454)
                                                           -------
           Total income tax expense.....................   $   656
                                                           =======

   The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:

                                                          Year Ended
                                                         December 31,
                                                             2002
                                                         ------------
           Income tax expense at the U.S. statutory rate   $ 2,836
           Conversion from S to C corporation...........    (2,644)
           State and local taxes........................       405
           Other........................................        59
                                                           -------
           Income tax expense...........................   $   656
                                                           =======

Q.  CONTINGENCIES

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

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

       (dollar amounts in thousands, except share and per share amounts)

R.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are as follows:

                          Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
  For the quarter ended     2001     2001     2001      2001     2002     2002     2002      2002
  ---------------------   -------- -------- --------- -------- -------- -------- --------- --------
Income statement data:
Revenue.................. $20,630  $24,225   $22,919  $24,816  $23,857  $27,134   $30,939  $36,610
Gross profit.............   3,599    4,819     4,139    4,785    4,075    5,365     5,857    6,887
Operating income
  (loss).................   1,544    2,828     1,948    2,467   (3,236)   3,536     3,834    4,425
Income (loss) from
  continuing operations
  before income taxes....   1,327    2,664     1,827    2,399   (3,404)   3,287     3,942    4,517
Income tax expense
  (benefit)..............      --       --        --       --       --   (2,644)    1,577    1,723
Income (loss) from
  continuing
  operations.............   1,327    2,664     1,827    2,399   (3,404)   5,931     2,365    2,794
Net income (loss) from
  discontinued
  operations.............    (209)    (151)     (218)     125       --       --        --       --
Net income (loss)........ $ 1,118  $ 2,513   $ 1,609  $ 2,524  $(3,404) $ 5,931   $ 2,365  $ 2,794
Basic earnings (loss) per
  share.................. $  0.11  $  0.25   $  0.16  $  0.26  $ (0.34) $  0.59   $  0.18  $  0.22
Diluted earnings (loss)
  per share.............. $  0.11  $  0.25   $  0.16  $  0.26  $ (0.34) $  0.58   $  0.18  $  0.21

   The principal unusual items which affected the quarterly results for the years ended December 31, 2002 and 2001 include the following pre-tax items:

..  All quarters in 2001
   The Company was an S corporation for all of 2001 and as such paid no federal and minimal state income taxes.

..  Quarter ended March 31, 2002
   Operating loss includes $5,215 of non-cash stock compensation expense. Additionally, the Company was not required to pay federal or most state income taxes, by virtue of its S corporation status.

..  Quarter ended June 30, 2002
   Income tax benefit of $2,644 was recognized upon conversion from an S corporation to a C corporation under Internal Revenue Service regulations, however, no other federal and minimal state income tax expenses were recognized by the Company due to the Company's status as an S corporation prior to June 28, 2002.

                                    ******

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded) (dollar amounts in thousands, except share and per share amounts)

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

   This information was previously reported on a Current Report on Form 8-K filed on January 24, 2003.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information regarding Directors of the Company, as required by Part III,
Item 10, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders under the headings "Election of Directors (Proposal No.
1)" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 1, under the heading "Executive Officers of the Registrant."

Item 11.  Executive Compensation

   Information regarding Executive Compensation, as required by Part III, Item 11, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders under the headings "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders under the headings "Security Ownership of Management and Certain Beneficial Owners" and "Approval of the Adoption of the MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (Proposal No. 2)--Equity Compensation Plan Information Table."

Item 13.  Certain Relationships and Related Party Transactions

   Information regarding Certain Relationships and Related Party Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Party Transactions."

Item 14.  Controls and Procedures

   We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

   Subsequent to the date of evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                    MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.  Financial Statements:

                                                                                               Page
                                                                                               ----
Independent Auditors' Report..................................................................  43
Consolidated Balance Sheets as of December 31, 2002 and 2001..................................  44
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000........  45
Consolidated Statements of Stockholders' Equity (Deficiency in Net Assets) for the years ended
  December 31, 2002, 2001 and 2000............................................................  46
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000....  47
Notes to the Consolidated Financial Statements................................................  48

2.  Financial Statement Schedules:

   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

   The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

4.  Reports on Form 8-K

   On October 18, 2002, a Current Report on Form 8-K was filed under Items 2 and 7 to announce that the Company signed a stock purchase agreement to acquire AMCOMP Corporation.

   On December 13, 2002, a Current Report on Form 8-K/A was filed under Items 2 and 7. This Form 8-K/A amended Item 7 on the 8-K filed on October 18, 2002, to include the historical financial statements of AMCOMP Corporation and the pro forma information as required by Item 7.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MTC TECHNOLOGIES, INC.

                                              By:    /s/  DAVID S. GUTRIDGE
                                                  -----------------------------
                                                     David S. Gutridge Chief
                                                        Financial Officer

Dated:  March 19, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                         Title                    Date
         ----------                         -----                    ----

     /s/  RAJESH K. SOIN       Chairman of the Board            March 19, 2003
-----------------------------
       Rajesh K. Soin

   /s/  MICHAEL W. SOLLEY      President, Chief Executive       March 19, 2003
-----------------------------    Officer and Director
      Michael W. Solley        (Principal Executive Officer)

   /s/  DAVID S. GUTRIDGE      Executive Vice President, Chief  March 19, 2003
-----------------------------    Financial Officer, Secretary,
      David S. Gutridge          Treasurer, and Director
                               (Principal Financial
                                 and Accounting Officer)

              *                Director                         March 19, 2003
-----------------------------
        Don R. Graber

              *                Director                         March 19, 2003
-----------------------------
  William E. MacDonald, III

              *                Director                         March 19, 2003
-----------------------------
     Lawrence A. Skantze

              *                Director                         March 19, 2003
-----------------------------
     Kenneth A. Minihan

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K for the above-named directors of the registrant as indicated pursuant to the powers of attorney executed by such directors that are filed with the Securities and Exchange Commission on behalf of such directors as Exhibit 24.1 to this Annual Report on Form 10-K.


By:     /s/  DAVID S. GUTRIDGE
    -------------------------------
               David S.
    Gutridge Attorney-in-Fact March
               19, 2003

                                CERTIFICATIONS

I, Michael W. Solley, certify that:

    1. I have reviewed this annual report on Form 10-K of MTC Technologies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003


                                                     /s/  MICHAEL W. SOLLEY
                                                  -----------------------------
                                                     Michael W. Solley Chief
                                                        Executive Officer

                                CERTIFICATIONS

I, David S. Gutridge, certify that:

    1. I have reviewed this annual report on Form 10-K of MTC Technologies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003


                                                     /s/  DAVID S. GUTRIDGE
                                                  -----------------------------
                                                     David S. Gutridge Chief
                                                        Financial Officer

                                 EXHIBIT INDEX

Exhibit No. Description
----------- -----------

    2.1     Stock Purchase Agreement, dated October 17, 2002, by and among Modern Technologies Corp.,
              MTC Technologies, Inc. and the Shareholders of AMCOMP Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.'s Current Report on Form 8-K
              (Commission No. 000-49890), filed on October 18, 2002).

    3.1     Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to
              Amendment No. 1 to MTC Technologies, Inc.'s Registration Statement on Form S-1
              (Commission No. 333-87590), filed on June 12, 2002).

    3.2     Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to
              MTC Technologies, Inc.'s Registration Statement on Form S-1 (Commission No. 333-87590),
              filed on June 12, 2002).

    4.1     Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to
              Amendment No. 2 to MTC Technologies, Inc.'s Registration Statement on Form S-1
              (Commission No. 333-87590), filed on June 24, 2002).

   4.2*     Registration Rights Agreement, dated as of June 11, 2002, by and between MTC Technologies,
              Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to MTC
              Technologies, Inc.'s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

   10.1     Credit and Security Agreement, dated January 31, 2003, by and among MTC Technologies, Inc.,
              Modern Technologies Corp., National City Bank, for itself and as Agent, Keybank National
              Association, Fifth Third Bank, and Branch Banking and Trust Company.

   10.2*    MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to MTC Technologies, Inc.'s Registration Statement on
              Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

   10.3*    Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit
              10.4 to Amendment No. 1 to MTC Technologies, Inc.'s Registration Statement on Form S-1
              (Commission No. 333-87590), filed on June 12, 2002).

   10.4*    Tax Indemnification Agreement, dated as of June 10, 2002, by and between MTC Technologies,
              Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to
              MTC Technologies, Inc.'s Registration Statement on Form S-1 (Commission No. 333-87590),
              filed on June 12, 2002).

   10.5*    Retention Agreement, dated as of June 11, 2002, by and among Modern Technologies Corp., MTC
              Technologies, Inc. and Michael W. Solley (incorporated by reference to Exhibit 10.6 to
              Amendment No. 1 to MTC Technologies, Inc.'s Registration Statement on Form S-1
              (Commission No. 333-87590), filed on June 12, 2002).

   10.6*    Nonqualified Stock Option Agreement, dated as of May 3, 2002, by and between MTC
              Technologies, Inc. and Michael W. Solley (incorporated by reference to Exhibit 10.7 to
              Amendment No. 1 to MTC Technologies, Inc.'s Registration Statement on Form S-1
              (Commission No. 333-87590), filed on June 12, 2002).

Exhibit No.                                          Description
----------- ----------------------------------------------------------------------------------------------

   10.7*    Nonqualified Stock Option Agreement, dated as of May 3, 2002, by and between MTC
              Technologies, Inc. and David Gutridge (incorporated by reference to Exhibit 10.8 to
              Amendment No. 1 to MTC Technologies, Inc.'s Registration Statement on Form S-1
              (Commission No. 333-87590), filed on June 12, 2002).

   10.8*    Nonqualified Stock Option Agreement, dated as of May 3, 2002, by and between MTC
              Technologies, Inc. and Benjamin Crane (incorporated by reference to Exhibit 10.9 to
              Amendment No. 1 to MTC Technologies, Inc.'s Registration Statement on Form S-1
              (Commission No. 333-87590), filed on June 12, 2002).

   16.1     Letter from Deloitte & Touche LLP regarding change in certifying accountant, dated January 24,
              2003 (incorporated by reference to Exhibit 16 to MTC Technologies, Inc.'s Current Report on
              Form 8-K (Commission No. 000-49890) filed on January 24, 2003).

   21.1     Subsidiaries of MTC Technologies, Inc.

   24.1     Powers of Attorney.

   99.1     Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2     Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).