Form 10-Q
period 2003-03-31
MTC TECHNOLOGIES INC
filed 2003-05-09
CIK 1172243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 000-49890

MTC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0593816

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4032 Linden Avenue, Dayton, Ohio	45432

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of May 8, 2003 was 13,110,146.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$19,896	$21,950
Restricted cash	2,500	2,503
Accounts receivable, net	32,064	30,638
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	4,475	2,171
Prepaid expenses and other current assets	1,195	1,343

Total current assets	60,130	58,605
Property, plant and equipment, net	1,650	1,652
Goodwill, net	7,029	7,029
Intangible assets, net	2,787	2,906
Other assets	1,297	1,296

	$72,893	$71,488

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,449	$12,445
Restricted funds payable to government	2,500	2,503
Compensation and related items	6,600	6,500
Billings in excess of costs and estimated earnings on uncompleted contracts	199	262

Total current liabilities	20,748	21,710
Commitments and contingencies (Note I)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,947,797 and 12,890,237 shares issued and outstanding, at March 31, 2003 and December 31, 2002, respectively	13	13
Paid-in capital	50,255	49,834
Retained earnings	2,698	343
Treasury stock	(821)	(412)

Total stockholders’ equity	52,145	49,778

	$72,893	$71,488

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.  Financial Statements
Condensed Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Three months ended March 31,

	2003	2002

Revenue	$36,109	$23,857
Cost of revenue	29,766	19,782

Gross profit	6,343	4,075
General and administrative expenses:
General and administrative expenses, excluding stock compensation expense	2,404	2,096
Stock compensation expense (Note D)	—	5,215

Total general and administrative expenses	2,404	7,311
Intangible asset amortization	119	—

Operating income (loss)	3,820	(3,236)
Interest income (expense):
Interest income	75	17
Interest expense	—	(185)

Net interest income (expense)	75	(168)
Income (loss) before income tax expense	3,895	(3,404)
Income tax expense (Note A)	1,540	—

Net income (loss)	$2,355	$(3,404)

Basic and diluted earnings (loss) per share	$0.18	$(0.34)

Weighted average common shares outstanding:
Basic	12,914,781	9,887,482
Diluted	13,095,552	9,887,482

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.  Financial Statements
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,355	$(3,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation expense	—	5,215
Depreciation and amortization	219	131
Gains on marketable equity securities	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	(2,539)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,304)	(33)
Prepaid expenses and other assets	148	8
Accounts payable	(996)	427
Compensation and related items	100	(332)
Billings in excess of costs and estimated earnings on uncompleted contracts	(63)	(29)
Other current liabilities	—	(18)

Net cash used in operating activities	(1,967)	(587)

Cash flows from investing activities:
Proceeds from the sale of marketable equity securities	—	180
Purchase of property and equipment	(99)	(97)
Increase in advances to affiliates	—	(748)

Net cash used by investing activities	(99)	(665)

Cash flows from financing activities:
Net borrowings on the revolving credit facility	—	1,986
Proceeds from exercise of stock options	421	—
Capital contribution	—	2,000
Repurchase of common stock	(409)	—
Capital distribution to stockholder	—	(2,734)

Net cash provided by financing activities	12	1,252

Net decrease in cash	(2,054)	—
Cash and cash equivalents at beginning of period	21,950	60

Cash and cash equivalents at end of period	$19,896	$60

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.  Financial Statements
Notes to Condensed Consolidated Financial Statements
(dollars amounts in thousands, except share and per share data)

A.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

          Interim financial information—The consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended March 31, 2003 and 2002 are not necessarily indicative of the results for the full year.

          Income taxes—On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. During the third quarter of 2002, we began recording a provision for federal and state income taxes.

          Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes.

B.  BUSINESS SEGMENT

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

C.  RELATED PARTY TRANSACTIONS

          We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, our majority stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Three months ended March 31,

	2003	2002

Included in general and administrative expenses:
Shared services paid to related parties (Soin International)	$—	$584
Shared services charged to related parties	—	(28)
Aircraft usage charges paid to Soin International	—	23
Rent paid to related parties	118	118

	$118	$697

Rent included in cost of revenues paid to related parties	$36	$36

See Related Party Transactions Continued on following page.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.  Financial Statements
Notes to Condensed Consolidated Financial Statements
(dollars amounts in thousands, except share and per share data)

C.  RELATED PARTY TRANSACTIONS - Continued

	Three months ended March 31,

	2003	2002

Subcontracting services purchased from related parties:
GTIC India, Private, Ltd.	$113	$105

Aerospace Integration Corporation	$—	$116

Subcontract services provided to related parties:
International Consultants, Inc.	$56	$136

Integrated Information Technology Corporation	$550	$443

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

          In the first quarter of 2003, we purchased at fair value a 10% ownership interest in an airplane owned by Soin Aviation for approximately $42.  We have also entered into a sharing arrangement with Soin Aviation under which we are responsible for a pro rata share of the fixed and marginal costs associated with aircraft owned by us and Soin Aviation.

          We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

          At March 31, 2003 and December 31, 2002, amounts due from related parties were $527 and $307, respectively.   At March 31, 2003 and December 31, 2002, amounts payable to related parties were $59 and $41, respectively.

D.  STOCK-BASED COMPENSATION

          Stock-compensation expense— In March, 2002, Mr. Soin, the sole stockholder prior to our initial public offering, made a binding commitment to award $5,215 in stock-based compensation to three key members of our senior management, Michael Solley, President and Chief Executive Officer, David Gutridge, Chief Financial Officer, and Benjamin Crane, Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5,215 (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5,215 expense associated with this stock compensation award in March, 2002.  The liability recorded in March was classified as a current liability.

          In April, 2002, to achieve certain tax benefits for the executives, the sole stockholder decided to issue stock options to satisfy the $5,215 stock compensation award. Stock option agreements to purchase

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.  Financial Statements
Notes to Condensed Consolidated Financial Statements
(dollars amounts in thousands, except share and per share data)

D.  STOCK-BASED COMPENSATION - Continued

415,273 shares of our common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options expire ten years from their date of grant.  Once the liability for the stock compensation was settled by the issuance of stock options the $5,215 liability was reclassified to paid-in capital on our balance sheet.  As of May 1, 2003, all of these options were exercised.

          Accounting for stock-based compensation—We apply APB 25 and related interpretations in accounting for our stock option plans.  Accordingly, no compensation cost has been recognized for the stock options issued under the 2002 Equity and Performance Incentive Plan because the options were granted with an exercise price equal to the stock price on the date of grant.  Compensation expense was recognized on the options that were granted in May, 2002, to the extent that the estimated fair value of the options exceeded the option price as discussed above.  Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.  Prior to May, 2002, there were no stock options outstanding; therefore, pro forma disclosures for only the three months ended March 31, 2003 have been presented.

          Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

          Pro forma disclosure:

Three months ended March 31, 2003

Net income, as reported	$2,355
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	89

Pro forma net income	$2,266

Earnings per share:
Basic – as reported	$0.18

Basic – pro forma	$0.18

Diluted – as reported	$0.18

Diluted – pro forma	$0.17

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.  Financial Statements
Notes to Condensed Consolidated Financial Statements
(dollars amounts in thousands, except share and per share data)

E.  EARNINGS (LOSS) PER COMMON SHARE

          Basic earnings (loss) per common share were computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. Diluted weighted average shares outstanding equal basic weighted average shares outstanding for the three months ended March 31, 2002 because there were no common stock equivalents outstanding during this period. The weighted average shares for the three months ended March 31, 2003 are as follows:

Three months ended March 31, 2003

Basic weighted average common shares outstanding	12,914,781
Effect of potential exercise of stock options	180,771

Diluted weighted average common shares outstanding	13,095,552

F.  RECENT ACCOUNTING PRONOUNCEMENTS

          In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued.  It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee.  The recognition requirements are effective for guarantees initiated after December 31, 2002.  The adoption of the fair value provisions of FIN 45 did not have an impact on our results of operations, financial positions or cash flows as there were no guarantees or modifications of guarantees for the three months ended March 31, 2003.

          In December, 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries, (EITF 00-21).  EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and, if so, requires revenue to be allocated among the different items based on fair value.  EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that are not delivered completely must be deferred until delivery of the item is completed.  EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003.  We do not believe that the adoption of EITF 00-21 will have a significant impact on our consolidated financial statements.

          In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46).  FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests.  FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest.  The effective date for FIN 46 will be July 1, 2003.  We do not believe we have any interests qualifying as VIEs as of March 31, 2003 and we do not anticipate that the provisions of FIN 46 will have an impact on our consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.  Financial Statements
Notes to Condensed Consolidated Financial Statements
(dollars amounts in thousands, except share and per share data)

G.  ACQUISITION OF AMCOMP CORPORATION

          On October 18, 2002, we acquired all of the outstanding stock of AMCOMP Corporation (AMCOMP) from AMCOMP’s shareholders.  AMCOMP is a technology company providing engineering services, primarily in the area of Space Systems, Global Positioning Systems (GPS) Engineering and Information Technology, to the Department of Defense, and other government agencies.

          We used $7,343 of the proceeds from our recent initial public offering to purchase 100% of the stock of AMCOMP and pay acquisition costs.  Through 2004, we may be required to make additional annual payments to AMCOMP’s shareholders as part of an earn-out provision of the stock purchase agreement.  Under the earn-out agreement, we could be required to pay up to an additional $3,300 in purchase price should cumulative earnings meet certain goals over the period October 11, 2002 through December 31, 2004.  Based on the operating results of AMCOMP for the year ended December 31, 2002, we paid $1,100 to the former AMCOMP shareholders in April, 2003.  We recorded this earn-out payment as an increase in goodwill and as an amount due under earn-out agreement in our December 31, 2002 balance sheet and in April, 2003, when we made this payment, we reduced the amount due under the earn-out agreement.

H.  SUBSEQUENT EVENTS

          Mr. Solley, our Chief Executive Officer, terminated his Rule 10b5-1 trading plan immediately following his April 3, 2003, exercise of options and subsequent sale of common stock acquired upon such exercise under the plan.  Mr. Solley’s 10b5-1 trading plan was established in November, 2002, and the plan provided, beginning in January, 2003, for the automatic exercise of options covering 10,000 shares of our common stock per month and the sale of our common stock acquired upon such exercise, assuming the stock price exceeded a prearranged minimum stock price.  Mr. Solley has been accumulating shares of our common stock through option exercises and terminated his 10b5-1 plan to accelerate the exercise of his remaining options.

I.  CONTINGENCIES

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

          The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and subsidiaries (MTCT or the Company) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 and the financial condition of MTCT for March 31, 2003 compared to December 31, 2002.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

          We provide sophisticated systems engineering, information technology, intelligence operations and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. For the three months ended March 31, 2003 and March 31, 2002, approximately 90% and 85%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

          We report operating results and financial data as a single segment and believe our contract base is well diversified. While approximately 17% and 22% of our revenue for the three months ended March 31, 2003 and 2002, respectively, was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, which expires in September, 2005, some of that work was previously performed on GSA schedules and could possibly, if necessary, be converted to General Service Administration, or GSA, vehicles or other contracts. The largest task order under this contract amounted to approximately 2% of total revenue for the three months ended March 31, 2003.  In July, 2001, we were one of six awardees of the Flexible Acquisition and Sustainment Tool, or FAST, contract with a ceiling of $7.4 billion.  Revenue under the FAST, contract was approximately 28% of total revenue for the three months ended March 31, 2003 and approximately 3% of total revenue for the three months ended March 31, 2002.  The first quarter 2003 FAST revenue was comprised of 32 separate task orders, the largest of which amounted to approximately 10% of total revenue.  In prior years, we performed a portion of the work we are now performing on the FAST contract on other contract vehicles.  While the FAST contract represents an increasingly large percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.  No other task order, including individual contracts under our GSA vehicles, accounted for more than 6% and 8% of revenue for the three months ended March 31, 2003 and 2002, respectively.

          Under the FAST contract, we expect to have the opportunity to compete for several hundred million dollars in task orders each year over its approximately five and one-half year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of May 6, 2003, we had been awarded 35 task orders under the FAST contract with an expected award value of approximately $830 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract will involve significantly greater use of subcontractors than the Company has historically used.  Margins on subcontractor-based revenues are less favorable than the margins on our direct work.  Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating margins, as a percentage of total revenue, will be diminished, while growing in absolute dollars.

          Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2000 and the rates have been agreed to.  We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

          For the three months ended March 31, 2003 and 2002, approximately 77% and 69%, respectively, of our revenue came from services provided directly to our customers as a prime contractor and the balance came from services provided indirectly as a subcontractor.  Approximately 78% of our revenue for the three months ended March 31, 2003 consisted of the work of our employees, and the balance was provided by the work of subcontractors.   We anticipate that our work as a prime contractor on the FAST contract will involve a significant increase in the use of subcontractors.

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

     The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended March 31,

	2003	2002

Time-and-materials	58%	70%
Fixed-price	24	19
Cost-plus	18	11

Total	100%	100%

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

payment to us by the customers upon completion of a specified portion of work, less revenue previously recognized. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years.

          The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at March 31, 2003 was approximately $151 million as compared to approximately $91 million at March 31, 2002.  We have increased our funded backlog by approximately $60 million from March 31, 2002, primarily due to the funding increases in the ASC/BPA and FAST contracts, as well as the additional funded backlog which came from our wholly owned subsidiary, AMCOMP Corporation (AMCOMP), which was acquired in the fourth quarter of 2002.  Although our funded backlog at March 31, 2003, is in excess of our trailing twelve-month revenue, we believe that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

          Contract revenue recognition inherently involves estimation. From time to time, circumstances develop that require us to revise our total estimated costs or revenue expected. In most cases, these changes relate to changes in the contractual scope of our work, and do not significantly impact the expected profit rate on a contract. We record the cumulative effects of any revisions to our estimated total costs and revenue in the period in which circumstances requiring revision become known.

          Cost of revenue.    Cost of revenue primarily consists of the costs for providing our services to customers, which primarily include the salaries and wages, plus associated fringe benefits, of our employees directly serving customers, plus the occupancy and other infrastructure costs necessary to support those employees. Cost of revenue also includes the cost of subcontractors and outside consultants, third-party materials, such as hardware and software, that we purchase and provide to the customer as part of the contract, depreciation and any other costs, such as travel expenses, incurred to support contract efforts.

          General and administrative expenses.    General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include depreciation and amortization, occupancy and travel expenses for employees performing general and administrative functions. For the three months ended March 31, 2002, it also includes approximately $5.2 million in non-cash stock compensation expense.

          Included in general and administrative expenses for the three months ended March 31, 2002, were management fees paid to a related party. The management fees were paid to a wholly owned affiliate of

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

our then sole stockholder. The nature of services received from the affiliate included our then sole stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. We continue to utilize aircraft that we jointly own with and rent certain facilities from entities related to our majority stockholder.  Although the management fees have been eliminated, most of these costs have been replaced on a recurring basis and, by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

          Net Interest Income (Expense).    Net interest income (expense) is primarily related to interest income generated by our investments and interest expense accrued under any outstanding borrowings.  We repaid all outstanding debt in July, 2002 with a portion of the proceeds from our initial public offering and invested the balance of the proceeds.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

          The following table sets forth, for each period indicated, the percentage of items in the statement of operations in relation to revenue:

	Three months ended March 31,

	2003	2002

Revenue	100.0%	100.0%
Cost of revenue	82.4	82.9

Gross profit	17.6	17.1
General and administrative expenses excluding stock compensation expense	6.7	8.8
Stock compensation expense	—	21.9

Total general and administrative expenses	6.7	30.7
Intangible asset amortization	0.3	—

Operating income (loss)	10.6	(13.6)
Net interest income (expense)	0.2	(0.7)

Income (loss) from continuing operations before income tax expense	10.8	(14.3)
Income tax expense	4.3	—

Net income (loss)	6.5%	(14.3)%

          Prior to June 28, 2002, we operated as an S corporation and were not subject to federal or certain state income taxes during the three months ended March 31, 2002.  See income tax discussion below.

THREE MONTHS ENDED MARCH 31, 2003
COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

          Revenue.  Revenue for the three months ended March 31, 2003 increased 51.4%, or approximately $12.3 million, to $36.1 million as compared to $23.9 million in the same period in 2002.  This increase in revenue was primarily the result of organic growth and the acquisition of AMCOMP as described below:

•	Organic growth of approximately $9.9 million consisted of:
	—	Approximately $6.6 million increase in subcontract revenue primarily from several task orders under the FAST contract; and
—

Approximately $3.3 million net additional revenue resulting from new contracts and task orders, primarily from growth in ASC/BPA, FAST and other GSA task orders, partially offset by decreased revenue on task orders which ended subsequent to March 31, 2002.

•	Approximately $2.4 million of additional revenue came from our wholly owned subsidiary AMCOMP, which was acquired in the fourth quarter of 2002.

          Gross profit.  Gross profit for the three months ended March 31, 2003 increased 55.7%, or approximately $2.3 million, to $6.4 million as compared to $4.1 million in the same period in 2002.  This increase primarily relates to increased revenue.  Gross profit as a percentage of revenue for the three months ended March 31, 2003 increased to 17.6% as compared to 17.1% for the corresponding period in 2002.  This improvement in gross profit percentage is primarily the result of lower overhead costs as a

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

percentage of revenue.  This reflects the semi-fixed nature of these costs (i.e., they increase at a rate less than the rate of increase in revenue).

          General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2003 decreased 67.1%, or approximately $4.9 million, to $2.4 million as compared to $7.3 million in the same period in 2002.  This decrease was the result of the approximately $5.2 million non-cash stock compensation expense that was recorded in March, 2002, as discussed below.  Without this charge, general and administrative expenses for the three months ended March 31, 2003, would have increased 14.7%, or $0.3 million as compared to the prior year, primarily as a result of increased insurance, director, and professional fees incurred as a result of becoming a publicly traded company.

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

          Intangible asset amortization.  Intangible asset amortization of approximately $0.1 million was recorded during the three months ended March 31, 2003.  In October, 2002, after acquiring AMCOMP, we began amortizing the $3.0 million of purchase price allocated to the contracts of AMCOMP over their estimated useful life of 6.5 years as determined by an independent appraiser, resulting in a charge to earnings of approximately $119,000.   We had no intangible amortization in the three months ended March 31, 2002.

          Operating income (loss).  Operating income for the three months ended March 31, 2003 increased 218.1%, or approximately $7.1 million, to $3.8 million as compared to an operating loss of $3.3 million for the quarter ended March 31, 2002.  This increase in operating income was primarily the result of the approximately $5.2 million non-cash stock compensation expense that was recorded in March, 2002, as discussed above. Without this charge, operating income for the three months ended March 31, 2003, would have increased 93.0%, or $1.8 million as compared to the same period in 2002, primarily resulting from the increased gross margin, partially offset by higher general and administrative expenses (excluding the non-cash stock compensation expense) and intangible asset amortization.

          Net interest income (expense).  Net interest income for the three months ended March 31, 2003 increased 144.6%, or approximately $0.2 million, to $0.1 million as compared to net interest expense of $0.2 million in the same period in 2002.  We repaid all outstanding debt in July, 2002, with proceeds from our initial public offering and invested the balance of the proceeds, which has resulted in net interest income.

          Income tax expense.  Our effective income tax rate for the quarter ended March 31, 2003 was approximately 40%.  We did not record a provision for income taxes for the quarter ended March 31, 2002, because we were an S corporation for income tax purposes and, under this election, all items of income and expense were “passed through” at the stockholder level.  On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations.

          Net income (loss).  Net income for the three months ended March 31, 2003 increased 169.2%, or approximately $5.8 million, to $2.4 million as compared to a net loss of $3.4 million for the three months ended March 31, 2002.  This increase in net income was primarily the result of the approximately $5.2 million non-cash stock compensation expense that was recorded in March, 2002, as discussed above. Without this charge, net income for the three months ended March 31, 2003, would have increased 30.0%, or $0.5 million as compared to the same period in 2002, primarily resulting from the increased

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

operating income, which was partially offset by the income tax expense recognized in the first quarter of 2003.

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

          The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the quarter the suspension occurs.  In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

          Our cash and cash equivalents balance on March 31, 2003, was approximately $19.9 million.  Historically, our positive cash flow from operations and our available credit facility have provided adequate liquidity to fund the operational needs of our federal government service business, as well as the operational needs of a number of unrelated businesses that have been disposed of or discontinued.  In the future, these funds will be available for pursuing our federal government service business.

     Our working capital was $39.4 million at March 31, 2003 and $36.9 million at December 31, 2002.  Our working capital increased $2.5 million in the first three months of 2003 primarily for the following reasons:

•	An approximate $2.0 million decrease in cash and cash equivalents primarily reflecting the net decrease in cash flows from operating activities;
•

An approximate $3.7 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed.  Our days sales outstanding in accounts receivable increased to 91 days at March 31, 2003, as compared to 79 days at December 31, 2002.  This increase was primarily attributable to a delay in February, 2003, billings caused by training associated with the integration of AMCOMP’s accounting and administrative functions.  The issues have been resolved and substantially all the delayed billings were collected in early April, 2003.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

•

An approximate $1.0 million decrease in accounts payable.  This decrease in accounts payable is primarily attributable to an approximate $1.9 million first quarter decrease in accruals for non-labor costs, such as subcontract costs and purchased materials, reflecting a reduction in sub-contract activity in the first quarter of 2003versus the fourth quarter of 2002. This decrease was partially offset by a $0.9 million increase in income taxes payable.

          Our operating activities used cash of approximately $2.0 million for the three months ended March 31, 2003. The net operating cash usage primarily represented net income adjusted for depreciation and amortization and the changes in working capital as discussed above.  For the three months ended March 31, 2002, the net operating cash usage of approximately $0.6 million primarily represented net loss adjusted for the approximately $5.2 million non-cash stock compensation expense, depreciation and amortization, combined with a $2.5 million increase in accounts receivable.

          Our investing activities used cash of approximately $0.1 million for the three months ended March 31, 2003, primarily as a result of capital expenditures.  These capital expenditures included the purchase at fair value of a 10% ownership interest in an airplane owned by a related party for approximately $42,000.  Cash used by investing activities for the three months ended March 31, 2003, was approximately $0.6 million less than the same period of 2002. The primary difference in cash used in investing activities was a decrease in advances to affiliates. No further advances to affiliates have been or will be made subsequent to March 31, 2002, and all balances at that date have been disposed of.  We currently anticipate that capital expenditures for 2003 will be approximately $1.0 million for general corporate purposes.

          Our financing activities provided net cash of approximately $12,000 for the three months ended March 31, 2003, primarily through common stock issuances and repurchases related to stock option transactions. This compares to cash provided from financing activities of $1.3 million for the three months ended March 31, 2002, consisting of net borrowings of approximately $2.0 million, a $2.0 million capital contribution from our then sole stockholder, partially offset by approximately $2.7 million in distributions to our then sole stockholder.

          In January, 2003, we replaced our $15 million revolving line of credit with a $35 million revolving line of credit. We can increase this line to $50 million subject to meeting certain requirements and obtaining our banks’ approval.  The agreement is for an initial term of three years and has an “evergreen” feature whereby it can be extended an additional year, each year, by mutual agreement with our banks.

          The interest rate we would pay if we have any borrowings could range from prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

          In the event that we utilize the new revolving line of credit, any borrowings under the agreement would be secured by a general lien on our consolidated assets, we would be subject to certain restrictions, and we would be required to meet certain financial covenants. The restrictions include, among other things, limitations on our ability to pay dividends.

          Management believes that the cash and cash equivalent balance, together with cash generated by operations and amounts available under our credit facility, will be sufficient to fund our working capital requirements, debt service obligations and capital expenditures for the foreseeable future.

          Our ability to generate cash from operations depends to a significant extent on winning new and re-competed contracts and/or task orders from our customers in competitive bidding processes. If a significant portion of our government contracts were terminated or if our win rate on new or re-competed

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

contracts and task orders were to decline significantly, our operating cash flow would decrease, which would adversely affect our liquidity and capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

          In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued.  It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee.  The recognition requirements are effective for guarantees initiated after December 31, 2002.  The adoption of the fair value provisions of FIN 45 did not have an impact on our results of operations, financial positions or cash flows as there were no guarantees or modifications of guarantees for the three months ended March 31, 2003.

          In December, 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries, (EITF 00-21).  EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and, if so, requires revenue to be allocated among the different items based on fair value.  EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that are not delivered completely must be deferred until delivery of the item is completed.  EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003.  We do not believe that the adoption of EITF 00-21 will have a significant impact on our consolidated financial statements.

          In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46).  FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests.  FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest.  The effective date for FIN 46 will be July 1, 2003.  We do not believe we have any interests qualifying as VIEs as of March 31, 2003 and we do not anticipate that the provisions of FIN 46 will have an impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement. As a result of the initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility were repaid.  We have no outstanding borrowings under our new credit agreement.  We have invested a significant portion of our cash and cash equivalents in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies.  A hypothetical 10% change in interest rates on these securities would not have, and during the preceding fiscal year would not have had, a significant impact on future earnings or the fair market value of the securities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

          We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Within the 90–day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

          Subsequent to the date of evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

          From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations.  See Note I. Contingencies for further discussion of pending litigation.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

million of other expenses (including filing, legal, and accounting fees), none of which was paid to the Company’s directors or officers or their affiliates or to persons owning 10% or more of any class of our common stock.  The Company’s net proceeds from the sale of the 375,000 shares were approximately $5.7 million.

          In our registration statement relating to the initial public offering, we indicated that we intended to use our net proceeds from the offering to repay principal and accrued interest outstanding under our credit facility and possibly for acquisitions of complementary businesses, working capital and general corporate purposes.  Approximately $21.0 million of our net proceeds from this offering were used to repay the principal and accrued interest outstanding under our credit facility.  On October 18, 2002, we used approximately $7.3 million of our proceeds to acquire 100% of the outstanding common stock of AMCOMP Corporation. In April, 2003, we made an additional earn-out payment of $1.1 million under the earn-out agreement to AMCOMP’s previous shareholders.  Since our initial public offering, we have used more than $14.4 million of our cash and cash equivalents balance for working capital purposes, and have substantially replenished our cash and cash equivalents balance with cash generated from operations. We had a cash and cash equivalents balance of approximately $19.9 million at March 31, 2003.

          During the three months ended March 31, 2003, our Chief Executive Officer purchased the following shares of our common stock on the dates indicated for $4.19 per share upon his exercise of stock options granted prior to our initial public offering pursuant to Rule 701 under the Securities Act of 1933:  10,000 shares on January 3, 2003; 10,000 shares on February 3, 2003; 50,000 shares on March 7, 2003 and 10,000 shares on March 25, 2003, all for an aggregate consideration of $335,200.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.
	99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.
	99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 24, 2003, a Current Report on Form 8-K was filed under Items 4 and 7 to announce that on January 20, 2003, the Company chose not to extend the engagement of Deloitte & Touche LLP as the Company’s independent accountants to audit its 2003 consolidated financial statements and engaged Ernst & Young LLP as its new independent accountants for the periods after December 31, 2002.

On February 4, 2003, a Current Report on Form 8-K was filed under Items 5 and 7 to announce that the Company signed a new credit agreement with four banks.

On February 21, 2003, a Current Report on Form 8-K was filed under Items 5 and 7 to incorporate by reference the Company’s February 20, 2003 press release announcing its financial results for the fourth quarter and full year of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: May 9, 2003	By:	/s/ DAVID S. GUTRIDGE

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ DAVID S. GUTRIDGE

David S. Gutridge Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.