Form 10-Q
period 2003-06-30
MTC TECHNOLOGIES INC
filed 2003-08-08
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to            .

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of August 1, 2003 was 13,110,146.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in Thousands Except Per Share Data)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$24,220	$21,950
Restricted cash	2,767	2,503
Accounts receivable, net	33,865	30,638
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	2,492	2,171
Work-in-process inventory (Note A)	2,127	—
Prepaid expenses and other current assets	1,178	1,343

Total current assets	66,649	58,605
Property, plant and equipment, net	1,649	1,652
Goodwill, net	7,157	7,029
Intangible assets, net	2,669	2,906
Other assets	1,295	1,296

	$79,419	$71,488

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,975	$12,445
Restricted funds payable to government	2,767	2,503
Compensation and related items	6,978	6,500
Billings in excess of costs and estimated earnings on uncompleted contracts	196	262

Total current liabilities	23,916	21,710

Commitments and contingencies (Note H)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,110,146 and 12,890,237 shares issued and outstanding, at June 30, 2003 and December 31, 2002, respectively	13	13
Paid-in capital	51,244	49,834
Retained earnings	5,537	343
Treasury stock	(1,291)	(412)

Total stockholders’ equity	55,503	49,778

	$79,419	$71,488

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Income

(Dollars in Thousands Except Share and Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	$42,565	$27,134	$78,674	$50,991
Cost of revenue	35,381	21,769	65,147	41,551

Gross profit	7,184	5,365	13,527	9,440
General and administrative expenses:
General and administrative expenses, excluding stock compensation expense	2,453	1,829	4,857	3,925
Stock compensation expense (Note D)	—	—	—	5,215

Total general and administrative expenses	2,453	1,829	4,857	9,140
Intangible asset amortization	118	—	237	—

Operating income	4,613	3,536	8,433	300
Interest income (expense):
Interest income	76	12	151	29
Interest expense	—	(261)	—	(446)

Net interest income (expense)	76	(249)	151	(417)
Income (loss) before income tax expense (benefit)	4,689	3,287	8,584	(117)
Income tax expense (benefit) (Note A)	1,850	(2,644)	3,390	(2,644)

Net income	$2,839	$5,931	$5,194	$2,527

Earnings per common share:
Basic	$0.22	$0.59	$0.40	$0.25

Diluted	$0.22	$0.58	$0.40	$0.25

Weighted average common shares outstanding:
Basic	13,095,416	9,972,559	13,005,597	9,930,255
Diluted	13,137,871	10,155,328	13,127,131	10,013,349

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:

Net income	$5,194	$2,527
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	—	5,215
Deferred income tax benefit	—	(2,644)
Depreciation and amortization	439	259
Losses on marketable equity securities	—	11
Changes in operating assets and liabilities:
Accounts receivable	(3,227)	(2,486)
Costs and estimated earnings in excess of billings on uncompleted contracts	(321)	(1,442)
Work-in-process inventory	(2,127)	—
Prepaid expenses and other assets	165	(2,641)
Accounts payable	2,630	4,095
Compensation and related items	478	690
Billings in excess of costs and estimated earnings on uncompleted contracts	(66)	199
Other current liabilities	—	26

Net cash provided by operating activities	3,165	3,809

Cash flows from investing activities:

Proceeds from the sale of marketable equity securities	—	166
Payments for business purchased	(1,227)
Purchase of property and equipment	(199)	(710)
Purchase of marketable equity securities	—	(10)

Net cash used in investing activities	(1,426)	(554)

Cash flows from financing activities:

Net borrowings on the revolving credit facility	—	3,621
Proceeds from issuance of common stock	1,410	338
Capital contribution	—	2,000
Repurchase of common stock	(879)	—
Capital distribution to stockholder	—	(9,218)

Net cash provided by (used in) financing activities	531	(3,259)

Net increase (decrease) in cash	2,270	(4)
Cash and cash equivalents at beginning of period	21,950	60

Cash and cash equivalents at end of period	$24,220	$56

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended June 30, 2003 and 2002 are not necessarily indicative of the results for the full year.

Income taxes—On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recorded in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes; accordingly an income tax provision is included in the income statements for the three and six months ended June 30, 2003.

Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes; accordingly the income statements for the three and six months ended June 30, 2002 do not reflect an income tax provision.

Work-in-process inventory—During the second quarter of 2003, we recorded approximately $2.1 million of work-in-process inventory. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. We began recording work-in process inventory during the second quarter of 2003 because some of our task orders under the Flexible Acquisition Sustainment Tool (FAST) contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

B. BUSINESS SEGMENT

We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services can be grouped into 4 primary areas: Engineering and Technical, Information Technology, Intelligence Operations and Program Management. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. In addition, there were no sales to any foreign customers.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

C. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, our majority stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Included in general and administrative expenses:
Shared services paid to related parties (Soin International)	$ —	$ —	$ —	$ 584
Shared services charged to related parties	—	—	—	(28)
Aircraft usage charges paid to Soin International	34	—	34	23
Rent paid to related parties	118	118	236	236

	$ 152	$ 118	$ 270	$ 815

Rent included in cost of revenues paid to related parties	$ 36	$ 36	$ 72	$ 72

Subcontracting services purchased from related parties:
GTIC India, Private, Ltd.	$ 129	$ 121	$ 242	$ 226

Aerospace Integration Corporation	$ —	$ 8	$ —	$ 123

Subcontract services provided to related parties:
International Consultants, Inc.	$ 41	$ 89	$ 97	$ 225

Integrated Information Technology Corporation	$ 319	$ 500	$ 869	$ 943

Prior to April 1, 2002, we received administrative services from Soin International, which is wholly owned by an entity related to Mr. Soin. The charges for these services generally reflected the marginal cost of the service provided, plus a pro-rata share of the associated fixed costs. In addition, we lease our administrative and some operational facilities from entities related to Mr. Soin.

In the first quarter of 2003, we purchased at fair value a 10% ownership interest in an airplane owned by Soin Aviation for approximately $42. In the second quarter of 2002, we purchased at fair value a 90% ownership interest in another aircraft owned Soin Aviation for approximately $431. We have also entered into a sharing arrangement with Soin Aviation under which we are jointly responsible for a pro rata share of the fixed and marginal costs associated with aircraft owned by us and Soin Aviation.

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At June 30, 2003 and December 31, 2002, amounts due from related parties were $287 and $307, respectively. At June 30, 2003 and December 31, 2002, amounts payable to related parties were $11 and $41, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

D. STOCK-BASED COMPENSATION

Stock-compensation expense—In March, 2002, Mr. Soin, the sole stockholder prior to our initial public offering, made a binding commitment to award $5,215 in stock-based compensation to three key members of our senior management, Michael Solley, President and Chief Executive Officer, David Gutridge, Chief Financial Officer, and Benjamin Crane, Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5,215 (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5,215 expense associated with this stock compensation award in March, 2002. The liability recorded in March was classified as a current liability.

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

Accounting for stock-based compensation—We apply APB 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recorded for the stock options issued under the 2002 Equity and Performance Incentive Plan because the options were granted with an exercise price equal to the stock price on the date of grant. Compensation expense was recorded on the options that were granted in May, 2002, to the extent that the estimated fair value of the options exceeded the option price as discussed above. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Because future stock option awards may be granted and because it is unlikely that actual events will ever match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

D. STOCK-BASED COMPENSATION—Continued

Pro forma disclosure:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$2,839	$5,931	$5,194	$2,527
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	63	129	152	129

Pro forma net income	$2,776	$5,802	$5,042	$2,398

Earnings per share:
Basic—as reported	$0.22	$0.59	$0.40	$0.25

Basic—pro forma	$0.21	$0.58	$0.39	$0.24

Diluted—as reported	$0.22	$0.58	$0.40	$0.25

Diluted—pro forma	$0.21	$0.57	$0.38	$0.24

E. EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	13,095,416	9,972,559	13,005,597	9,930,255
Effect of potential exercise of stock options	42,455	182,769	121,534	83,094

Diluted weighted average common shares outstanding	13,137,871	10,155,328	13,127,131	10,013,349

F. RECENT ACCOUNTING PRONOUNCEMENTS

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. The adoption of the fair value provisions of FIN 45 did not have an impact on our consolidated financial statements as there were no guarantees or modifications of guarantees for the six months ended June 30, 2003.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

In December, 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries, (EITF 00-21). EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and, if so, requires revenue to be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that are not delivered completely must be deferred until delivery of the item is completed. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. As of July 1, 2003, the adoption of EITF 00-21 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of EITF 00-21 to have any near term impact on our consolidated financial statements.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. The effective date for FIN 46 was July 1, 2003. As of July 1, 2003, the adoption of FIN 46 did not have an impact on our consolidated financial statements as we did not have any interests qualifying as VIEs and we do not anticipate that the provisions of FIN 46 will have any near term impact on our consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No.150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. As of July 1, 2003, the adoption of SFAS No. 150 did not have an impact on our consolidated financial statements and we do not anticipate SFAS No. 150 to have any near term impact on our consolidated financial statements.

G. ACQUISITION OF AMCOMP CORPORATION

On October 18, 2002, we acquired all of the outstanding stock from the shareholders of a technology company providing engineering services, primarily in the area of Space Systems, Global Positioning Systems (GPS) Engineering and Information Technology, to the Department of Defense, and other government agencies.

We used $7,343 of the proceeds from our June, 2002 initial public offering to purchase 100% of the stock and pay acquisition costs. Based on the operating results of the acquisition for the year ended December 31, 2002, we paid an additional $1,100 to the former shareholders in April, 2003. We recorded this earn-out payment as an increase in goodwill and as an amount due under earn-out agreement in our December 31, 2002 balance sheet, and in April, 2003, when we made this payment, we reduced the amount due under the earn-out agreement. Through 2004, we may be required to make additional annual payments to the shareholders as part of the earn-out provision of the stock purchase agreement. Under the earn-out agreement, we could be required to pay up to an additional $2,200 in purchase price should cumulative earnings meet certain goals over the period January 1, 2003 through December 31, 2004.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

H. CONTINGENCIES

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and subsidiaries (MTCT or the Company) for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 and the financial condition of MTCT for June 30, 2003, compared to December 31, 2002. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering, information technology, intelligence operations and program management services primarily to U.S. defense, intelligence and civilian federal government agencies. For the three and six months ended June 30, 2003, over 92% of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands. For the three and six months ended June 30, 2002, over 84% of our revenue came from our customers in the Department of Defense and the intelligence community.

We report operating results and financial data as a single segment and believe our contract base is well diversified. While approximately 14% and 16% of our revenue for the three and six months ended June 30, 2003, respectively, was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, which expires in September, 2005, some of that work was previously performed on General Service Administration, or GSA, schedules and could possibly, if necessary, be converted to GSA vehicles or other contracts. The largest task order under this contract amounted to approximately 2% of total revenue for the three and six months ended June 30, 2003. Revenue under the ASC/BPA for the three and six months ended June 30, 2002 was approximately 22% of total revenue.

In July, 2001, we were one of six awardees of the Flexible Acquisition and Sustainment Tool, or FAST, contract with a ceiling of $7.4 billion. Revenue under the FAST contract was approximately 32% and 30% of total revenue for the three and six months ended June 30, 2003, respectively. The FAST revenue for the three and six months ended June 30, 2003 was comprised of 35 separate task orders, the largest of which amounted to approximately 5% of total year-to-date revenue and approximately 10% of second quarter 2003 revenue. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents an increasingly large percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 4% of revenue for the three and six months ended June 30, 2003, or for more than 8% for the three and six months ended June 30, 2002.

Under the FAST contract, we expect to have the opportunity to compete for several hundred million dollars in task orders each year over its approximately five year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of August 1, 2003, we had been awarded 41 task orders under the FAST contract with an expected award value of approximately $990 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than the Company has historically used. Margins on subcontractor-based revenues are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating margins, as a percentage of total revenue, will be diminished, while growing in absolute dollars.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2000 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the six months ended June 30, 2003 and 2002, approximately 81% and 71%, respectively, of our revenue came from work provided directly to our customers as a prime contractor and the balance came from work provided indirectly as a subcontractor. Approximately 72% of our revenue for the six months ended June 30, 2003 consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has and is expected to continue to result in a significant increase in the use of subcontractors.

We typically provide our services under contracts with a base term, often of three years, and option terms, typically two to four additional terms of one year or more, which the customer can exercise on an annual basis. We also have contracts with fixed terms, some extending as long as five or six years. Although we occasionally obtain government contracts for which the contracting agency obligates funding for the full term of the contract, most of our government contracts receive incremental funding, which subjects us to the risks associated with the government’s annual appropriations process.

Contract Types. When contracting with our government customers, we enter into one of three basic types of contracts: time-and-materials, fixed-price and cost-plus.

•	Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contact, we can either make more money than we originally anticipated or lose money on the contract.

•	Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A significant portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

•	Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Time-and-materials	53%	64%	55%	66%
Fixed-price	30	23	27	22
Cost-plus	17	13	18	12

Total	100%	100%	100%	100%

Funded Backlog. Backlog, which consists of funded and unfunded portions, is our estimate of the remaining future revenue from existing signed contracts, assuming the exercise of all options relating to those contracts. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under the contract by the purchasing agency or otherwise authorized for payment to us by the customers upon completion of a specified portion of work, less revenue previously recorded. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly, quarterly, or other basis, even though the contract may call for performance over a number of years.

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at June 30, 2003 was approximately $152 million as compared to approximately $105 million at June 30, 2002. We have increased our funded backlog by approximately $47 million from June 30, 2002, primarily due to the funding increases in the FAST and ASC/BPA contracts, as well as the additional funded backlog which came from our wholly owned subsidiary acquired in the fourth quarter of 2002. Although our funded backlog at June 30, 2003, approximates our trailing twelve-month revenue, we believe that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

Critical accounting policies

Revenue Recognition. Our critical accounting policies primarily concern revenue recognition and related cost estimation. We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered plus the costs of any allowable expenses incurred. We recognize revenue on fixed-price contracts under the percentage-of-completion method based on costs incurred in relation to total estimated costs, or upon delivery of specific products or services, as appropriate. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

General and administrative expenses. General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include related depreciation, all amortization, occupancy and travel expenses for employees performing general and administrative functions. For the six months ended June 30, 2002, it also includes approximately $5.2 million in non-cash stock compensation expense.

Included in general and administrative expenses for the six months ended June 30, 2002, were management fees paid to a related party. The management fees were paid to a wholly owned affiliate of our then sole stockholder. The nature of services received from the affiliate included our then sole stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. We continue to utilize aircraft that we jointly own with and rent certain facilities from entities related to our majority stockholder. Although the management fees have been eliminated, most of these costs have been replaced on a recurring basis and, by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

Net Interest Income (Expense). Net interest income (expense) is primarily related to interest income generated by our investments and interest expense accrued under any outstanding borrowings. We repaid all outstanding debt in July, 2002 with a portion of the proceeds from our initial public offering and invested the balance of the proceeds.

Income taxes. On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a non-cash deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recorded in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes; accordingly an income tax provision is included in the income statements for the three and six months ended June 30, 2003.

Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes; accordingly the income statements for the three and six months ended June 30, 2002 do not reflect an income tax provision.

Work-in-process inventory. During the second quarter of 2003, we recorded approximately $2.1 million of work-in-process inventory. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. We began recording work-in process inventory during the second quarter of 2003 because some of our task orders under the FAST contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Forward-looking statements

Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; customers canceling, delaying, or deferring delivery of orders; customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions. We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Be advised that developments subsequent to this release could cause these statements to become outdated with the passage of time, and we specifically disclaim any obligation to update these statements.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statements of income in relation to revenue:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.1	80.2	82.8	81.5

Gross profit	16.9	19.8	17.2	18.5
General and administrative expenses excluding stock compensation expense	5.8	6.8	6.2	7.7
Stock compensation expense	—	—	—	10.2

Total general and administrative expenses	5.8	6.8	6.2	17.9
Intangible asset amortization	0.3	—	0.3	—

Operating income	10.8	13.0	10.7	0.6
Net interest income (expense)	0.2	(0.9)	0.2	(0.8)

Net income (loss) before income taxes	11.0	12.1	10.9	(0.2)
Income tax expense (benefit)	4.3	(9.8)	4.3	5.2

Net income	6.7%	21.9%	6.6%	5.0%

Prior to June 28, 2002, we operated as an S corporation and were not subject to federal or certain state income taxes during the three months and six months ended June 30, 2002. See income tax discussion below.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2003

COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenue. Revenue for the three months ended June 30, 2003 increased 56.9%, or approximately $15.4 million, to $42.6 million as compared to $27.1 million in the same period in 2002. This increase was comprised of approximately $11.1 million in subcontractor revenue growth, primarily from several task orders under the FAST contract, and approximately $4.4 million increase in direct revenue. The direct revenue increase is a combination of an approximately $5.8 million increase in Department of Defense and intelligence business, partially offset by a $1.4 million decrease in revenues from our two largest non-defense contracts. Organic growth of 43.4% amounted to $11.8 million of the $15.4 million increase in revenues, and the remaining $3.6 million of revenue growth, or 13.4%, came from the Company’s acquisition in the fourth quarter of 2002.

Gross profit. Gross profit for the three months ended June 30, 2003 increased 33.9%, or approximately $1.8 million, to $7.2 million as compared to $5.4 million in the same period in 2002. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended June 30, 2003 were 16.9% as compared to 19.8% for the corresponding period in 2002. The lower gross margin percentage is in line with the Company’s expectations and is primarily attributable to the previously forecasted increase in the use of subcontractors. Margins on subcontractor-based revenues are typically lower than the margins on our direct work.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2003 increased 34.1%, or approximately $0.6 million, to $2.5 million as compared to $1.8 million in the same period in 2002. This increase was primarily the result of the increased insurance and professional expenses incurred as a result of becoming a publicly traded company and increased salary expenses resulting from the addition of personnel to support our growth. Although higher in absolute dollars, general and administrative expenses decreased from 6.7% of revenue for the second quarter of 2002 to 5.8% of revenue in the second quarter of 2003.

Intangible asset amortization. Intangible asset amortization of approximately $0.1 million was recorded during the three months ended June 30, 2003 related to the acquisition we completed during the fourth quarter of 2002. We had no intangible amortization in the three months ended June 30, 2002.

Operating income. Operating income for the three months ended June 30, 2003 increased 30.5%, or approximately $1.1 million, to $4.6 million as compared to $3.5 million for the quarter ended June 30, 2002. This increase in operating income was primarily the result of the increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization.

Net interest income (expense). Net interest income for the three months ended June 30, 2003 increased by approximately $0.3 million, to $0.1 million as compared to net interest expense of $0.2 million in the same period in 2002. We repaid all outstanding debt in July, 2002, with proceeds from our initial public offering and invested the balance of the proceeds, which has resulted in net interest income.

Income tax expense (benefit). Our effective income tax rate for the quarter ended June 30, 2003 was approximately 40%. We did not record a provision for income taxes for the quarter ended June 30, 2002, because we were an S corporation for income tax purposes and, under this election, all items of income and expense were “passed through” at the stockholder level. On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a non-cash deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recorded in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Net income. Net income for the three months ended June 30, 2003 decreased 52.1%, or approximately $3.1 million, to $2.8 million as compared to $5.9 million for the three months ended June 30, 2002. This decrease in net income was primarily the result of the approximately $2.6 million non-cash deferred tax benefit recorded in the second quarter of 2002, and the tax provision that was recorded in the second quarter of 2003, but was not recorded in 2002. If the same 40% income tax rate had been in effect for the second quarter of 2002, and the $2.6 million tax benefit had not been recorded, net income for the three months ended June 30, 2003, would have increased 44.0%, or $0.9 million as compared to the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2003

COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenue. Revenue for the six months ended June 30, 2003 increased 54.3%, or approximately $27.7 million, to $78.7 million as compared to $51.0 million in the same period in 2002. This increase was comprised of approximately $17.7 million in subcontractor revenue growth, primarily from several task orders under the FAST contract, and approximately $10.0 million net increase in direct revenue. The direct revenue increase resulted from new contracts and task orders, primarily from growth in FAST, ASC/BPA, other GSA task orders, and acquisition related growth. The increase in direct revenue was partially offset by an approximately $2.1 million decrease in revenue from our two largest non-defense contracts and decreased revenue on task orders which ended subsequent to June 30, 2002. Organic growth of 42.4% amounted to $21.6 million of the $27.7 million increase in revenues, and the remaining $6.1 million of revenue growth, or 11.9%, came from the Company’s acquisition in the fourth quarter of 2002.

Gross profit. Gross profit for the six months ended June 30, 2003 increased 43.3%, or approximately $4.1 million, to $13.5 million as compared to $9.4 million in the same period in 2002. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the six months ended June 30, 2003 was 17.2% as compared to 18.5% for the corresponding period in 2002. This decrease in gross margin percentage is in line with the Company’s expectations and is primarily attributable to the previously forecasted increase in the use of subcontractors. Margins on subcontractor-based revenues are typically lower than the margins on our direct work.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2003 decreased 46.9%, or approximately $4.3 million, to $4.8 million as compared to $9.1 million in the same period in 2002. This decrease was the result of the approximately $5.2 million non-cash stock compensation expense that was recorded in March, 2002, as discussed below. Without this charge, general and administrative expenses for the six months ended June 30, 2003, would have increased 23.8%, or $0.9 million as compared to the prior year, primarily as a result of increased insurance, and professional expenses incurred as a result of becoming a publicly traded company and increased salary expenses resulting from the addition of personnel to support our growth. However, the percentage of general and administrative expenses before stock compensation declined as a percentage of revenue from 7.7% for the six months ended June 30, 2002, to 6.2% for the same period in 2003.

Non-cash stock compensation expense of approximately $5.2 million was recorded in March, 2002, in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. All other options issued since March, 2002, have an option price equal to the estimated fair market value of the shares at the date of the grant and as such require no charge against earnings.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Intangible asset amortization. Intangible asset amortization of approximately $0.2 million was recorded during the six months ended June 30, 2003, related to the acquisition we completed in the fourth quarter of 2002. We had no intangible amortization in the six months ended June 30, 2002.

Operating income. Operating income for the six months ended June 30, 2003 increased by approximately $8.1 million, to $8.4 million as compared to $0.3 million in the same period in 2002. This increase in operating income was primarily the result of the approximately $5.2 million non-cash stock compensation expense that was recorded in March, 2002, as discussed above. Without this charge, operating income for the six months ended June 30, 2003, would have increased 52.9%, or $2.9 million as compared to the same period in 2002, primarily resulting from the increased gross margin, partially offset by higher general and administrative expenses (excluding the non-cash stock compensation expense) and intangible asset amortization.

Net interest income (expense). Net interest income for the six months ended June 30, 2003 increased by approximately $0.6 million, to $0.2 million as compared to net interest expense of $0.4 million in the same period in 2002. We repaid all outstanding debt in July, 2002 with proceeds from our initial public offering and invested the balance of the proceeds, which has resulted in net interest income.

Income tax expense (benefit). Our effective income tax rate for the six months ended June 30, 2003 was approximately 40%. We did not record a provision for income taxes for the six months ended June 30, 2002, because we were an S corporation for income tax purposes and, under this election, all items of income and expense were “passed through” at the stockholder level. On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a non-cash deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recorded in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items.

Net income. Net income for the six months ended June 30, 2003 increased 105.5%, or approximately $2.7 million, to $5.2 million as compared to $2.5 million for the six months ended June 30, 2002. This increase in net income was primarily the result of increased operating income and interest income. Excluding the approximately $5.2 million non-cash stock compensation expense and the approximately $2.6 million non-cash deferred tax benefit recorded during the six months ended June 30, 2002 and assuming a 40% income tax rate had been effective for the six months ended June 30, 2002, net income for the six months ended June 30, 2003, would have increased 70.0%, or $2.1 million as compared to the same period in 2002.

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

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

revenue in the quarter the suspension occurs. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our third or fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically reflect a lower profit percentage than our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance on June 30, 2003, was approximately $24.2 million. Historically, our positive cash flow from operations and our available credit facility have provided adequate liquidity to fund the operational needs of our business.

Our working capital was $42.7 million at June 30, 2003 and $36.9 million at December 31, 2002. Our working capital increased $5.8 million in the first six months of 2003 primarily for the following reasons:

•	An approximate $2.2 million increase in cash and cash equivalents primarily reflecting the net increase in cash flows from operating activities;

•	An approximate $3.5 million decrease in accounts receivable and costs and estimated earnings in excess of amounts billed. Our days sales outstanding in accounts receivable decreased to 74 days at June 30, 2003, as compared to 79 days at December 31, 2002. Historically, our days sales outstanding are typically in the range of 75 to 80 days.

•	An approximate $1.5 million net increase in accounts payable. The net increase consisted of a $2.6 million increase in accounts payable, offset by a $1.1 million earn out payment that was made in connection with our acquisition in the fourth quarter 2002. The increase in accounts payable is primarily attributable to increased non-labor costs, such as subcontract costs and direct materials, that resulted from the increased revenue volume in 2003.

•	An approximate $2.1 million decrease in working capital caused by the establishment of work-in-process inventory. The work-in-process inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. We began recording work-in process inventory during the second quarter of 2003 because some of our task orders under the FAST contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services.

Our operating activities provided cash, after paying income taxes of approximately $3.2 million for the six months ended June 30, 2003. The operating cash usage represented net income adjusted for depreciation and amortization and the changes in working capital as discussed above. For the six months ended June 30, 2002, cash from operating activities of approximately $3.8 million, without paying income taxes, primarily represented net income adjusted for the approximately $5.2 million non-cash stock compensation expense, the approximate $2.6 million deferred income tax benefit, depreciation and amortization and the approximately $1.6 million decrease in working capital.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our investing activities used cash of approximately $1.2 million for the six months ended June 30, 2003, primarily as a result of a $1.1 million earn out payment that was made in connection with our acquisition in the fourth quarter 2002. Cash used by investing activities for the six months ended June 30, 2002, was approximately $0.5 million and primarily as a result of capital expenditures, which included the purchase of a 90% ownership interest in an airplane. We currently anticipate that capital expenditures for 2003 will be approximately $1.0 million for general corporate purposes.

Our financing activities provided net cash of approximately $0.5 million for the six months ended June 30, 2003, primarily through common stock issuances and surrenders related to stock option transactions. This compares to cash used by financing activities of $3.3 million for the six months ended June 30, 2002, consisting of net borrowings of approximately $3.6 million, a $2.0 million capital contribution from our then sole stockholder, partially offset by approximately $9.2 million in distributions to our then sole stockholder.

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

The interest rate we will pay if we have any borrowings will range from prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

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

Our ability to generate cash from operations depends to a significant extent on winning new and re-competed contracts and/or task orders from our customers in competitive bidding processes. If a significant portion of our government contracts were terminated or if our win rate on new or re-competed contracts and task orders were to decline significantly, our operating cash flow would decrease, which would adversely affect our liquidity and capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. The adoption of the fair value provisions of FIN 45 did not have an impact on our consolidated financial statements as there were no guarantees or modifications of guarantees for the six months ended June 30, 2003.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

In December, 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries, (EITF 00-21). EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and, if so, requires revenue to be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that are not delivered completely must be deferred until delivery of the item is completed. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. As of July 1, 2003, the adoption of EITF 00-21 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of EITF 00-21 to have any near term impact on our consolidated financial statements.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. The effective date for FIN 46 was July 1, 2003. As of July 1, 2003, the adoption of FIN 46 did not have an impact on our consolidated financial statements as we did not have any interests qualifying as VIEs and we do not anticipate that the provisions of FIN 46 will have any near term impact on our consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No.150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. As of July 1, 2003, the adoption of SFAS No. 150 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of SFAS No. 150 will have any near term impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement. As a result of the initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility were repaid. We have no outstanding borrowings under our new credit agreement. We have invested a significant portion of our cash and cash equivalents in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have, and during the preceding fiscal year and the six months ended June 30, 2003, would not have had, a significant impact on future earnings or the fair market value of the securities.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

In connection with management’s evaluation, no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations. See Note H. Contingencies for further discussion of pending litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2003, our Chief Executive Officer purchased the following shares of our common stock on the dates indicated for $4.19 per share upon his exercise of stock options granted prior to our initial public offering pursuant to Rule 701 under the Securities Act of 1933: 20,000 shares on April 3, 2003; 110,000 shares on April 4, 2003; and 60,000 shares on May 1, 2003, all for an aggregate consideration of $796,100.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on April 22, 2003 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting.

Matter 1:	To elect two directors, David S. Gutridge and Lawrence A. Skantze, each to serve for a term of three years and until a successor is elected and qualified;

Matter 2:	To approve the adoption of the MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan; and

Matter 3:	To ratify the selection of Ernst & Young LLP as the independent accountants of MTC Technologies, Inc. for the year ending December 31, 2003.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non- Votes
Matter 1:
David S. Gutridge	10,827,424	1,450,609		659,704
Lawrence A. Skantze	10,582,834	1,695,209		659,704

Matter 2	11,173,767	1,103,886	380	659,704

Matter 3	12,277,778	130	125	659,704

The directors who were not up for reelection whose term of office as a director continued after the meeting are:

•	Rajesh K. Soin
•	Michael W. Solley
•	Don R. Graber
•	Kenneth A. Minihan
•	William E. MacDonald, III

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On May 2, 2003, a Current Report on Form 8-K was filed under Items 7 and 9 to furnish information under Item 12 and to incorporate by reference the Company’s April 29, 2003 press release announcing its financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: August 8, 2003	By:	/s/ David S. Gutridge
(Signature)
David S. Gutridge
Chief Financial Officer
(Duly authorized officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.