Form 10-Q
period 2003-09-30
MTC TECHNOLOGIES INC
filed 2003-11-10
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2003

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of November 1, 2003 was 13,111,127.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in Thousands Except Per Share Data)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$32,607	$21,950
Restricted cash	—	2,503
Accounts receivable, net	34,962	30,638
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	3,642	2,171
Work-in-process inventory (Note A)	3,035	—
Prepaid expenses and other current assets	1,770	1,343

Total current assets	76,016	58,605
Property, plant and equipment, net	1,684	1,652
Goodwill, net	7,157	7,029
Intangible assets, net	2,551	2,906
Other assets	1,297	1,296

	$88,705	$71,488

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,936	$12,445
Restricted funds payable to government	—	2,503
Compensation and related items	7,715	6,500
Billings in excess of costs and estimated earnings on uncompleted contracts	345	262
Other current liabilities	882	—

Total current liabilities	29,878	21,710
Commitments and contingencies (Note I)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,111,127 and 12,890,237 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	13	13

Paid-in capital	51,314	49,834
Retained earnings	8,861	343
Treasury stock	(1,361)	(412)

Total stockholders’ equity	58,827	49,778

	$88,705	$71,488

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Income

(Dollars in Thousands Except Share and Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	$50,422	$30,939	$129,096	$81,930
Cost of revenue	42,575	25,082	107,722	66,633

Gross profit	7,847	5,857	21,374	15,297
General and administrative expenses:
General and administrative expenses, excluding stock compensation expense	2,260	2,023	7,117	6,005
Stock compensation expense (Note D)	—	—	—	5,215

Total general and administrative expenses	2,260	2,023	7,117	11,220
Intangible asset amortization	119	—	356	—

Operating income	5,468	3,834	13,901	4,077
Interest income (expense):
Interest income	74	115	225	144
Interest expense	—	(7)	—	(396)

Net interest income (expense)	74	108	225	(252)
Income before income tax expense (benefit)	5,542	3,942	14,126	3,825
Income tax expense (benefit) (Note A)	2,218	1,577	5,608	(1,067)

Net income	$3,324	$2,365	$8,518	$4,892

Earnings per common share:
Basic	$0.25	$0.18	$0.65	$0.45

Diluted	$0.25	$0.18	$0.65	$0.44

Weighted average common shares outstanding:
Basic	13,110,722	12,843,149	13,041,024	10,911,890
Diluted	13,146,832	13,082,722	13,134,983	11,030,906

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$8,518	$4,892
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	—	5,215
Deferred income tax benefit	—	(2,644)
Depreciation and amortization	659	356
Losses on marketable equity securities	—	10
Changes in operating assets and liabilities:
Accounts receivable	(4,324)	(4,902)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,471)	(1,398)
Work-in-process inventory	(3,035)	—
Prepaid expenses and other assets	(429)	(709)
Accounts payable	9,591	1,662
Compensation and related items	1,215	433
Billings in excess of costs and estimated earnings on uncompleted contracts	83	(836)
Other current liabilities	881	237

Net cash provided by operating activities	11,688	2,316

Cash flows from investing activities:
Proceeds from the sale of marketable equity securities	—	167
Payments for business purchased	(1,227)	—
Purchase of property and equipment	(335)	(814)
Purchase of marketable equity securities	—	(10)

Net cash used in investing activities	(1,562)	(657)

Cash flows from financing activities:
Proceeds from initial public offering	—	43,835
Proceeds from issuance of common stock	1,480	338
Net repayments on the revolving credit facility	—	(9,575)
Payments on long-term borrowings	—	(4,500)
Capital contribution	—	2,000
Repurchase of common stock	(949)	—
Capital distribution to stockholder	—	(9,218)

Net cash provided by financing activities	531	22,880

Net increase in cash	10,657	24,539
Cash and cash equivalents at beginning of period	21,950	60

Cash and cash equivalents at end of period	$32,607	$24,599

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended September 30, 2003 and 2002 are not necessarily indicative of the results for the full year.

Income taxes—On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a deferred tax benefit of $2,644, and current and non-current deferred tax assets were recorded in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes; accordingly an income tax provision is included in the income statements for the three months ended September 30, 2002 and for the three and nine months ended September 30, 2003.

Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes; accordingly the income statement for the nine months ended September 30, 2002 does not reflect an income tax provision for periods prior to June 28, 2002.

Work-in-process inventory— We began recording work-in-process inventory during the second quarter of 2003 because some of our task orders under the Flexible Acquisition and Sustainment Tool (FAST) contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

B. BUSINESS SEGMENT

We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services can be grouped into four primary areas: Engineering and Technical, Information Technology, Intelligence Operations and Program Management. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. In addition, there were no sales to any foreign customers.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

C. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft along with various entities that are controlled by Mr. Rajesh K. Soin, our majority stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Included in general and administrative expenses:
Shared services paid to related parties (Soin International)	$—	$—	$—	$584
Shared services charged to related parties	—	—	—	(28)
Aircraft usage charges paid to Soin International	14	6	48	29
Rent paid to related parties	118	118	354	354

	$132	$124	$402	$939

Rent included in cost of revenues paid to related parties	$36	$36	$108	$108

Subcontracting services purchased from related parties:

GTIC India, Private, Ltd.	$95	$123	$336	$348

International Consultants, Inc.	$24	$—	$24	$—

Aerospace Integration Corporation	$—	$22	$—	$145

Subcontract services provided to related parties:

International Consultants, Inc.	$81	$249	$177	$385

Integrated Information Technology Corporation	$296	$453	$1,165	$1,396

Prior to April 1, 2002, we received administrative services from Soin International, which is wholly owned by an entity related to Mr. Soin. The charges for these services generally reflected the marginal cost of the service provided, plus a pro-rata share of the associated fixed costs. In addition, we lease our administrative and some operational facilities from entities related to Mr. Soin.

In the first quarter of 2003, we purchased at fair value a 10% ownership interest in an airplane owned by Soin Aviation for approximately $42. In the second quarter of 2002, we purchased at fair value a 90% ownership interest in another aircraft owned Soin Aviation for approximately $431. We have also entered into a sharing arrangement with Soin Aviation under which we are jointly responsible for a pro rata share of the fixed and marginal costs associated with aircraft owned by Soin Aviation and us.

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At September 30, 2003 and December 31, 2002, amounts due from related parties were $444 and $307, respectively. At September 30, 2003 and December 31, 2002, amounts payable to related parties were $80 and $41, respectively. On October 1, 2003, we signed a stock purchase agreement and

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

acquired International Consultants, Inc. (ICI) from ICI’s current shareholders. See Note H. Subsequent Events.

D. STOCK-BASED COMPENSATION

Stock-compensation expense—In March, 2002, Mr. Soin, the sole stockholder prior to our initial public offering, made a binding commitment to award $5,215 in stock-based compensation to three key members of our senior management, Michael Solley, our former President and Chief Executive Officer, David Gutridge, our current Chief Executive Officer, and Benjamin Crane, Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5,215 (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5,215 expense associated with this stock compensation award in March, 2002. The liability recorded in March was classified as a current liability.

In April, 2002, to achieve certain tax benefits for the executives, the sole stockholder decided to issue stock options to satisfy the $5,215 stock compensation award. Stock option agreements to purchase 415,273 shares of our common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options expired ten years from their date of grant. Once the liability for the stock compensation was settled by the issuance of stock options, the $5,215 liability was reclassified to paid-in capital on our balance sheet. As of May 1, 2003, all of these options were exercised.

Accounting for stock-based compensation—We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our stock option plan. Accordingly, no compensation cost has been recorded for the stock options issued under the 2002 Equity and Performance Incentive Plan because the options were granted with an exercise price equal to the stock price on the date of grant. Compensation expense was recorded on the options that were granted in May, 2002, to the extent that the estimated fair value of the options exceeded the option price as discussed above. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Because future stock option awards may be granted and because it is unlikely that actual events will ever match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

D. STOCK-BASED COMPENSATION-Continued

Pro forma disclosure:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$3,324	$2,365	$8,518	$4,892
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	73	27	225	156

Pro forma net income	$3,251	$2,338	$8,293	$4,736

Earnings per share:
Basic – as reported	$0.25	$0.18	$0.65	$0.45

Basic – pro forma	$0.25	$0.18	$0.64	$0.43

Diluted – as reported	$0.25	$0.18	$0.65	$0.44

Diluted – pro forma	$0.25	$0.18	$0.63	$0.43

E. EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	13,110,722	12,843,149	13,041,024	10,911,890
Effect of potential exercise of stock options	36,110	239,573	93,959	119,016

Diluted weighted average common shares outstanding	13,146,832	13,082,722	13,134,983	11,030,906

F. RECENT ACCOUNTING PRONOUNCEMENTS

In November, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. The adoption of the fair value provisions of FIN 45 did not have an impact on our consolidated financial statements as there were no guarantees or modifications of guarantees for the nine months ended September 30, 2003.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

In December, 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. The adoption of EITF 00-21 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of EITF 00-21 will have any near term impact on our consolidated financial statements.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. We are required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003, by the end of the current fiscal year. Based on the our review of FIN 46, we do not believe we have any interests qualifying as VIEs and we do not anticipate that the provisions of FIN 46 will have any near term impact on our consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements and we do not anticipate SFAS No. 150 will have any near term impact on our consolidated financial statements.

G. ACQUISITION OF AMCOMP CORPORATION

On October 18, 2002, we acquired all of the outstanding stock from the shareholders of a technology company providing engineering services, primarily in the area of Space Systems, Global Positioning Systems Engineering and Information Technology, to the Department of Defense and other government agencies.

We used $7,343 of the proceeds from our June, 2002 initial public offering to purchase 100% of the stock and pay acquisition costs. Based on the operating results of the acquisition for the year ended December 31, 2002, we paid an additional $1,100 to the former shareholders in April, 2003. We recorded this earn-out payment as an increase in goodwill and as an amount due under earn-out agreement in our December 31, 2002 balance sheet. In April, 2003, when we made this payment, we reduced the amount due under the earn-out agreement. Through 2004, we may be required to make additional annual payments to the former shareholders as part of the earn-out provision of the stock purchase agreement. Under the earn-out agreement, we could be required to pay up to an additional $2,200 in purchase price should cumulative earnings meet certain goals over the period January 1, 2003 through December 31, 2004.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

H. SUBSEQUENT EVENTS

Acquisition of International Consultants, Inc.

On October 1, 2003, we signed a stock purchase agreement and acquired International Consultants, Inc. (ICI) from ICI’s shareholders. Essentially all of ICI’s work is in the defense industry where its main focus has been to support the United States Army. ICI specializes in program management, information technology, logistics, and operations.

The initial purchase price for 100% of the outstanding common stock of ICI was $9.9 million, which was paid with $2.4 million in MTCT Common Stock and $7.5 million in assumption of ICI debt (of which approximately $2.8 million arose in connection with payments to ICI’s selling shareholders), which was immediately paid with cash on hand. ICI’s former shareholders may receive additional payments through 2005, if certain operating goals are achieved. If all contingent amounts are earned, the total acquisition price could reach $19 million. Any future payments will also be paid in a combination of MTCT Common Stock and in cash. If the maximum purchase price is paid, the total payments will have been made 50% in cash or debt assumption and 50% in MTCT Common Stock.

ICI’s selling shareholders are family members of Mr. Rajesh K. Soin, MTCT’s Chairman of the Board and majority stockholder. As a result, Mr. Soin was not involved in the negotiation of the acquisition of ICI. The directors other than Mr. Soin elected a special committee of independent, non-management directors who evaluated and approved the acquisition of ICI, after engaging separate legal counsel to represent and advise them and engaging Raymond James & Associates, Inc. as a financial advisor. Raymond James issued its opinion to the special committee that the price being paid for the ICI shares was in fact at or below fair market value.

Acquisition of Vitronics Inc.

On October 24, 2003, MTCT announced that it signed a stock purchase agreement to acquire Vitronics Inc. (Vitronics) effective October 24, 2003, from Vitronics’ current shareholders. All of Vitronics’ work is in the defense industry where its main focus has been to support the United States Army. Vitronics specializes in research and development, systems engineering, information technology, software development, and system integration services.

The initial purchase price for 100% of the common stock of Vitronics was $8.75 million, which was paid from cash on hand at closing on October 31, 2003. Vitronics’ former shareholders may receive additional cash payments through 2007 if certain operating goals are achieved or contracts are awarded. Based on our current estimates, we expect the total purchase price will be approximately $9.5 million.

I. CONTINGENCIES

We are a defendant in a lawsuit filed by Bear Stearns Merchant Fund Corp. for breach of contract and other matters in connection with their proposal to purchase Modern Technologies Corp. The suit asks for damages in an amount of at least $2,000. Our outside counsel has advised us that at this stage in the proceedings they cannot offer an opinion as to the probable outcome. We believe that the suit is completely without merit and intend to vigorously defend our position.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and subsidiaries (MTCT or the Company) for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 and the financial condition of MTCT for September 30, 2003, compared to December 31, 2002. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering, information technology, intelligence operations and program management services primarily to U.S. defense, intelligence and civilian federal government agencies. For the three and nine months ended September 30, 2003, over 93% of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands. For the three and nine months ended September 30, 2002, over 85% of our revenue came from our customers in the Department of Defense and the intelligence community.

We report operating results and financial data as a single segment and believe our contract base is well diversified. While approximately 12% and 14% of our revenue for the three and nine months ended September 30, 2003, respectively, was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, which expires in September, 2005, some of that work was previously performed on General Service Administration, or GSA, schedules and could possibly, if necessary, be converted to GSA vehicles or other contracts. The largest task order under this contract amounted to approximately 2% of total revenue for the three-, nine- and trailing twelve- month periods ended September 30, 2003. Revenue under the ASC/BPA for the three and nine months ended September 30, 2002 was approximately 22% of total revenue.

In July, 2001, we were one of six awardees of the Flexible Acquisition and Sustainment Tool, or FAST, contract with a ceiling of $7.4 billion. Revenue under the FAST contract was approximately 43% and 36% of total revenue for the three and nine months ended September 30, 2003, respectively. The FAST revenue for the three and nine months ended September 30, 2003 was comprised of 40 separate task orders, the largest of which amounted to approximately 13% of third quarter 2003 revenue and 7% of total year-to-date and trailing twelve month revenue for the period ended September 30, 2003. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents an increasingly larger percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for the three and nine months ended September 30, 2003, or for more than 7% for the three and nine months ended September 30, 2002.

Under the FAST contract, we expect to have the opportunity to compete for several hundred million dollars in task orders each year over its approximately five year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of September 30, 2003, we had been awarded 51 task orders under the FAST contract with a remaining expected award value of approximately $960 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than the Company has historically used. Margins on subcontractor-based revenues are typically lower than the margins on our direct work. Since the FAST contract is expected to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

be a significant part of our business for the next several years, we anticipate our operating margins, as a percentage of total revenue, will be diminished, although growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2000 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the nine months ended September 30, 2003 and 2002, approximately 83% and 74%, respectively, of our revenue came from work provided directly to our customers as a prime contractor and the balance came from work provided indirectly as a subcontractor. Approximately 65% of our revenue for the nine months ended September 30, 2003 consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has and is expected to continue to result in a significant increase in the use of subcontractors.

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

•	Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contract, we can either make more money than we originally anticipated or lose money on the contract.

•	Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm, fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A significant portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

•	Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Time-and-materials	46%	59%	52%	64%
Fixed-price	45	26	34	23
Cost-plus	9	15	14	13

Total	100%	100%	100%	100%

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

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at September 30, 2003 was approximately $136 million as compared to approximately $131 million at September 30, 2002. There was a net increase in funded backlog of approximately $5 million from September 30, 2002, primarily due to the additional funded backlog provided by our wholly owned subsidiary that was acquired in the fourth quarter of 2002, as well as funding increases in the ASC/BPA contract, partially offset by a decrease in the funded backlog for the FAST contract due to 2003 revenue recognition. Although our funded backlog at September 30, 2003, was approximately 82% of our trailing twelve-month revenue, we believe that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

Contract revenue recognition inherently involves estimation. From time to time, circumstances develop that require us to revise our total estimated costs or revenue expectations. In most cases, these changes relate to changes in the contractual scope of our work, and do not significantly impact the expected profit rate on a contract. We record the cumulative effects of any revisions to our estimated total costs and revenue in the period in which circumstances requiring revision become known.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost of revenue. Cost of revenue primarily consists of the costs for providing our services to customers, which primarily include the salaries and wages, plus associated fringe benefits, of our employees directly serving customers, and the occupancy and other infrastructure costs necessary to support those employees. Cost of revenue also includes the cost of subcontractors and outside consultants, third-party materials, such as hardware and software, that we purchase and provide to the customer as part of the contract, depreciation and any other costs, such as travel expenses, incurred to support contract efforts.

General and administrative expenses. General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include related depreciation, all amortization, occupancy and travel expenses for employees performing general and administrative functions. For the nine months ended September 30, 2002, it also includes approximately $5.2 million in non-cash stock compensation expense.

Included in general and administrative expenses for the nine months ended September 30, 2002, were management fees paid to a related party. The management fees were paid to a wholly owned affiliate of our then sole stockholder. The nature of services received from the affiliate included our then sole stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. We continue to utilize aircraft that we jointly own with and rent certain facilities from entities related to our majority stockholder. Although the management fees have been eliminated, most of these costs have been replaced on a recurring basis and, by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

Net Interest Income (Expense). Net interest income (expense) is primarily related to interest income generated by our investments and interest expense accrued under any outstanding borrowings. We repaid all outstanding debt in July, 2002 with a portion of the proceeds from our initial public offering and invested the balance of the proceeds.

Income taxes. On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a non-cash deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recorded in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes; accordingly an income tax provision is included in the income statements for the three months ended September 30, 2002 and for the three and nine months ended September 30, 2003.

Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes; accordingly the income statement for the nine months ended September 30, 2002 does not reflect an income tax provision for periods prior to June 28, 2002.

Work-in-process inventory. We began recording work-in-process inventory during the second quarter of 2003 because some of our task orders under the FAST contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

Forward-looking statements

Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; customers canceling, delaying, or deferring delivery of orders; customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions. We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Be advised that developments subsequent to this filing could cause these statements to become outdated with the passage of time, and we specifically disclaim any obligation to update these statements.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statements of income in relation to revenue:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	84.5	81.1	83.4	81.3

Gross profit	15.5	18.9	16.6	18.7
General and administrative expenses excluding stock compensation expense	4.5	6.6	5.5	7.3
Stock compensation expense	—	—	—	6.4

Total general and administrative expenses	4.5	6.6	5.5	13.7
Intangible asset amortization	0.2	—	0.3	—

Operating income	10.8	12.3	10.8	5.0
Net interest income (expense)	0.2	0.4	0.1	(0.3)

Net income before income taxes	11.0	12.7	10.9	4.7
Income tax expense (benefit)	4.4	5.1	4.3	(1.3)

Net income	6.6%	7.6%	6.6%	6.0%

Prior to June 28, 2002, we operated as a S corporation and were not subject to federal or certain state income taxes. See the income tax discussion below.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2003

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue. Revenue for the three months ended September 30, 2003 increased 63.0%, or approximately $19.5 million, to $50.4 million as compared to $30.9 million in the same period in 2002. This increase was comprised of approximately $17.1 million in subcontractor revenue growth, primarily from several task orders under the FAST contract, and an approximately $2.4 million increase in direct revenue. The direct revenue increase is a combination of an approximately $3.3 million increase in Department of Defense and intelligence business, partially offset by a $0.7 million decrease in revenues from our two largest non-defense customer groups. Organic growth of 53.3% amounted to $16.5 million of the $19.5 million increase in revenues, and the remaining $3.0 million of revenue growth, or 9.6%, came from the Company’s acquisition in the fourth quarter of 2002.

Gross profit. Gross profit for the three months ended September 30, 2003 increased 34.0%, or approximately $2.0 million, to $7.8 million as compared to $5.8 million in the same period in 2002. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended September 30, 2003 was 15.5% as compared to 18.9% for the corresponding period in 2002. The lower gross margin percentage is in line with our expectations and is primarily attributable to the previously forecasted increase in the use of subcontractors. Margins on subcontractor-based revenues are typically lower than the margins on our direct work.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2003 increased 11.7%, or approximately $0.2 million, to $2.2 million as compared to $2.0 million in the same period in 2002. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth. Although higher in absolute dollars, general and administrative expenses decreased from 6.6% of revenue for the third quarter of 2002 to 4.5% of revenue in the third quarter of 2003.

Intangible asset amortization. Intangible asset amortization of approximately $0.1 million was recorded during the three months ended September 30, 2003 related to the acquisition we completed during the fourth quarter of 2002. We had no intangible amortization in the three months ended September 30, 2002.

Operating income. Operating income for the three months ended September 30, 2003 increased 42.6%, or approximately $1.6 million, to $5.5 million as compared to $3.8 million for the quarter ended September 30, 2002. This increase in operating income was primarily the result of the increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 12.3% for the third quarter of 2002 to 10.8% of income in the third quarter of 2003. The decrease in operating income as a percentage of revenue is primarily attributable to lower gross margin percentages and intangible asset amortization, partially offset by lower general and administrative expenses as a percentage of revenue.

Net interest income (expense). Net interest income for the three months ended September 30, 2003 of $74,000 was comparable to the net interest income of $108,000 recorded in the same period in 2002 and reflects lower interest rates in 2003.

Income tax expense (benefit). Our effective income tax rate for the quarters ended September 30, 2003 and 2002 was approximately 40%.

Net income. Net income for the three months ended September 30, 2003 increased 40.6%, or approximately $1.0 million, to $3.3 million as compared to $2.3 million for the three months ended

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

September 30, 2002. This increase in net income was primarily the result of the increase in operating income discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2003

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue. Revenue for the nine months ended September 30, 2003 increased 57.6%, or approximately $47.2 million, to $129.1 million as compared to $81.9 million in the same period in 2002. This increase was comprised of approximately $34.8 million in subcontractor revenue growth, primarily from several task orders under the FAST contract, and approximately $12.4 million net increase in direct revenue. The direct revenue increase resulted from new contracts and task orders, primarily from growth in FAST and GSA task orders and acquisition related growth. The increase in direct revenue was partially offset by an approximately $2.5 million decrease in revenue from our two largest non-defense customer groups and decreased revenue on task orders which ended subsequent to September 30, 2002. Organic growth of 46.5% amounted to $38.1 million of the $47.2 million increase in revenues, and the remaining $9.1 million of revenue growth, or 11.0%, came from the Company’s acquisition in the fourth quarter of 2002.

Gross profit. Gross profit for the nine months ended September 30, 2003 increased 39.7%, or approximately $6.1 million, to $21.4 million as compared to $15.3 million in the same period in 2002. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the nine months ended September 30, 2003 was 16.6% as compared to 18.7% for the corresponding period in 2002. This decrease in gross margin percentage is in line with the Company’s expectations and is primarily attributable to the previously forecasted increase in the use of subcontractors. Margins on subcontractor-based revenues are typically lower than the margins on our direct work.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2003 decreased 36.6%, or approximately $4.1 million, to $7.1 million as compared to $11.2 million in the same period in 2002. This decrease is primarily attributable to the approximately $5.2 million non-cash stock compensation expense that was recorded in March, 2002, as discussed below. Without this charge, general and administrative expenses for the nine months ended September 30, 2003, would have increased 18.5%, or $1.1 million as compared to the prior year, primarily as a result of increased insurance and professional expenses incurred as a result of becoming a publicly traded company and increased salary and benefit expenses resulting from the addition of personnel to support our growth. However, the percentage of general and administrative expenses before stock compensation declined as a percentage of revenue from 7.3% for the nine months ended September 30, 2002, to 5.5% for the same period in 2003.

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

Intangible asset amortization. Intangible asset amortization of approximately $0.4 million was recorded during the nine months ended September 30, 2003, related to the acquisition we completed in the fourth quarter of 2002. We had no intangible amortization in the nine months ended September 30, 2002.

Operating income. Operating income for the nine months ended September 30, 2003 increased by approximately $9.8 million, to $13.9 million as compared to $4.1 million in the same period in 2002. This increase in operating income was primarily the result of the approximately $5.2 million non-cash

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

stock compensation expense that was recorded in March, 2002, as discussed above. Without this charge, operating income for the nine months ended September 30, 2003, would have increased 49.6%, or $4.6 million as compared to the same period in 2002, primarily resulting from the increased gross margin, partially offset by higher general and administrative expenses (excluding the non-cash stock compensation expense) and intangible asset amortization. Also without the stock compensation expense, operating income as a percentage of revenue decreased from 11.3% of revenue for the nine months ended September 30, 2002 to 10.8% for the nine months ended September 30, 2003.

Net interest income (expense). Net interest income for the nine months ended September 30, 2003 increased by approximately $0.5 million, to $0.2 million as compared to net interest expense of $0.3 million in the same period in 2002. We repaid all outstanding debt in July, 2002 with proceeds from our initial public offering and invested the balance of the proceeds, which has resulted in net interest income.

Income tax expense (benefit). Our effective income tax rate for the nine months ended September 30, 2003 was approximately 40%. We did not record a provision for income taxes for the periods prior to June 28, 2002 because we were a S corporation for income tax purposes and, under this election, all items of income and expense were “passed through” at the stockholder level. On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a non-cash deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recorded in June, 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes; accordingly an income tax provision is included in the income statements for only the three months ended September 30, 2002 and for the three and nine months ended September 30, 2003.

Net income. Net income for the nine months ended September 30, 2003 increased 74.1%, or approximately $3.6 million, to $8.5 million as compared to $4.9 million for the nine months ended September 30, 2002. This increase in net income was primarily the result of increased operating income and interest income. Excluding the approximately $5.2 million non-cash stock compensation expense and the approximately $2.6 million non-cash deferred tax benefit recorded during the nine months ended September 30, 2002 and assuming a 40% income tax rate had been effective for the nine months ended September 30, 2002, net income for the nine months ended September 30, 2003, would have increased 57.0%, or $3.1 million as compared to the same period in 2002.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance on September 30, 2003, was approximately $32.6 million. Historically, our positive cash flow from operations and our available credit facility have provided adequate liquidity to fund the operational needs of our business.

Our working capital was $46.1 million at September 30, 2003 and $36.9 million at December 31, 2002. Our working capital increased $9.2 million in the first nine months of 2003 primarily as a result of the following fluctuations:

•	An approximate $10.7 million increase in cash and cash equivalents primarily reflecting the net increase in cash flows from operating activities;

•	An approximate $5.8 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. This increase is primarily related to the significant increase in revenue in 2003. Our days sales outstanding in accounts receivable decreased to 63 days at September 30, 2003, as compared to 79 days at December 31, 2002. Historically, our days sales outstanding are typically in the range of 75 to 80 days. Our days sales outstanding at September 30, 2003 was positively impacted by increased deliveries under fixed price contracts, resulting in the ability to bill and collect in a shorter time frame than for our cost plus and time and material contracts;

•	An approximate $3.0 million increase in work-in-process inventory. The work-in-process inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. We began recording work-in-process inventory during the second quarter of 2003 because some of our task orders under the FAST contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services; and

•	An approximate $10.7 million net increase in accounts payable, compensation related accruals, and other current liabilities. The net increase in accounts payable of $8.5 million is primarily attributable to increased non-labor costs, such as subcontract costs and direct materials, that resulted from the increased revenue volume in 2003. The increase in accounts payable was partially offset by a $1.1 million earn out payment that was made in connection with our acquisition in the fourth quarter of 2002. The balance of the $2.2 million increase in current liabilities is primarily related to $0.9 million income tax payable recorded in 2003 as well as seasonal increases in payroll related accruals.

Our operating activities provided cash, after paying income taxes of approximately $11.7 million for the nine months ended September 30, 2003. The operating cash usage represented net income adjusted for depreciation and amortization and the changes in working capital as discussed above. For the nine months ended September 30, 2002, cash from operating activities of approximately $2.3 million, without paying income taxes, primarily represented net income adjusted for the approximately $5.2 million non-cash

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

stock compensation expense, the approximate $2.6 million deferred income tax benefit, depreciation and amortization and the approximately $5.5 million decrease in working capital.

Our investing activities used cash of approximately $1.6 million for the nine months ended September 30, 2003, primarily as a result of a $1.1 million earn out payment that was made in connection with our acquisition in the fourth quarter 2002 and $0.3 million in year-to-date capital expenditures. Cash used by investing activities for the nine months ended September 30, 2002, was approximately $0.7 million and primarily as a result of capital expenditures, which included the purchase of a 90% ownership interest in an airplane. We currently anticipate that capital expenditures for 2003 will be approximately $0.6 million for general corporate purposes.

Our financing activities provided net cash of approximately $0.5 million for the nine months ended September 30, 2003, primarily through common stock issuances and surrenders related to stock option transactions. This compares to net cash provided used by financing activities of $22.9 million for the nine months ended September 30, 2002. The cash was primarily provided by the net proceeds of the initial public offering of $43.8 million and a $2.0 million capital contribution from our then sole stockholder, partially offset by the repayment of the revolving credit facility and term loan agreement totaling $14.1 million, and $9.2 million of distributions made to our then sole stockholder.

On October 1, 2003, we signed a stock purchase agreement and acquired International Consultants, Inc. (ICI) from ICI’s shareholders. The initial purchase price for 100% of the outstanding common stock of ICI was $9.9 million, $2.4 million of which was paid in MTCT Common Stock and $7.5 million in assumption of ICI debt (of which approximately $2.8 million arose in connection with payments to ICI’s selling shareholders), which was immediately paid with cash on hand. ICI’s former shareholders may receive additional payments through 2005 if certain operating goals are achieved. If all contingent amounts are earned, the total acquisition price could reach $19 million. Any future payments will also be paid in a combination of MTCT Common Stock and in cash. If the maximum purchase price is paid, the total payments will have been made 50% in cash or debt assumption and 50% in MTCT Common Stock.

On October 24, 2003, we signed a stock purchase agreement to acquire Vitronics Inc., effective October 24, 2003. The initial purchase price for 100% of the common stock of Vitronics was $8.75 million, which was paid in cash at closing on October 31, 2003. Vitronics’ former shareholders may receive additional cash payments through 2007 if certain operating goals are achieved or contracts are awarded. Based on our current estimates, we expect the total purchase price will be approximately $9.5 million.

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

The interest rate we will pay if we have any borrowings will range from prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

In the event that we utilize the new revolving line of credit, any borrowings under the agreement would be secured by a general lien on our consolidated assets, we would be subject to certain restrictions, and we would be required to meet certain financial covenants. The restrictions include, among other things, limitations on our ability to pay dividends.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Management believes that the cash and cash equivalent balance, together with cash generated by operations and amounts available under our credit facility, will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures for the foreseeable future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. The adoption of the fair value provisions of FIN 45 did not have an impact on our consolidated financial statements as there were no guarantees or modifications of guarantees for the nine months ended September 30, 2003.

In December, 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. The adoption of EITF 00-21 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of EITF 00-21 will have any near term impact on our consolidated financial statements.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. We are required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003, by the end of the current fiscal year. Based on the our review of FIN 46, we do not believe we have any interests qualifying as VIEs and we do not anticipate that the provisions of FIN 46 will have any near term impact on our consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of SFAS No. 150 will have any near term impact on our consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement. As a result of the initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility were repaid. We have no outstanding borrowings under our new credit agreement. We have invested a significant portion of our cash and cash equivalents in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have, and during the preceding fiscal year and the nine months ended September 30, 2003, would not have had, a significant impact on future earnings or the fair market value of the securities.

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

In connection with management’s evaluation, no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations. See Note I. Contingencies for further discussion of pending litigation.

ITEM 5.	OTHER INFORMATION

On October 29, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that the Company had signed a stock purchase agreement to acquire Vitronics Inc. from Vitronics’ shareholders, effective October 24, 2003. On October 31, 2003, the acquisition was completed and the initial purchase price of $8.75 million for 100% of the common stock of Vitronics was paid by the Company from cash on hand. All of Vitronics’ work is in the defense industry where its main focus has been to support the United States Army. Vitronics specializes in research and development, system engineering, information technology, software development, and system integration services. Vitronics’ former shareholders may receive additional cash payments through 2007 if certain operating goals are achieved or contracts are awarded. Based on the Company’s estimates, the Company expects the total purchase price will be approximately $9.5 million.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement and the press release, dated October 24, 2003, filed as Exhibits 2.1 and 99.1, respectively, to the Company’s Current Report on Form 8-K filed on October 29, 2003.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 28, 2003, the Company furnished a Current Report on Form 8-K that attached the Company’s July 24, 2003 press release announcing its financial results for the second quarter of 2003 under Item 7 and Item 12.

On August 5, 2003, the Company filed a Current Report on Form 8-K under Item 5 and Item 7 that attached the Company’s August 4, 2003 press release announcing that the Company’s board of directors had accepted the resignation of Michael W. Solley, MTCT’s President and Chief Executive Officer, effective October 3, 2003, and appointed David Gutridge as Chief Executive Officer upon Mr. Solley’s departure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: November 10, 2003	By:	/s/ Michael Gearhardt

(Signature) Michael Gearhardt Chief Financial Officer (Duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.