Form 10-K
period 2003-12-31
MTC TECHNOLOGIES INC
filed 2004-03-02
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-49890

MTC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0593816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4032 Linden Avenue, Dayton, OH	45432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (937) 252-9199

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $138,277,527.

As of December 31, 2003, there were 13,210,946 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.

Item 1.     Business

Overview

MTC Technologies, Inc. was incorporated in Delaware in April 2002 and holds all of the capital stock of MTC Technologies, Inc., an Ohio corporation incorporated in 1985 that was formerly known as Modern Technologies Corp. We provide sophisticated systems engineering, information technology, intelligence and program management services, primarily to U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2003 and 2002, about 95% and 87%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it increases its focus on modernizing defense capabilities and maintaining national security.

Our people develop and implement innovative, practical solutions to complex engineering, technical and management problems. We have approximately 1,500 employees, of whom more than 65% hold government security clearances, including approximately 15% with Top Secret clearances or higher. A substantial majority of our employees has prior military or government industry experience and over 70% of our employees work on-site at our customers’ facilities. The credentials, experience and locations of our employees allow us to combine a comprehensive knowledge of our customers’ business processes with the practical application of advanced engineering and information technology tools, techniques and methods to create value-added solutions. For the year ended December 31, 2003, we generated approximately 83% of our revenue as a prime contractor, where we delivered many mission critical services and solutions. Serving as a prime contractor in close proximity to our customers has allowed us to maintain long-standing relationships that have been important to our growth. We have provided services to the U.S. Air Force since our founding, the U.S. Army for 15 years and NASA for 10 years.

We believe we are well positioned to continue our internal revenue growth by leveraging our existing customer relationships and diverse array of contract vehicles, including General Service Administration (GSA) schedules and Blanket Purchase Agreements (BPAs). Our contract base is diversified with over 290 active contracts, including task orders under GSA schedules and major government-wide acquisition contracts (GWACs), as of December 31, 2003. In July 2001, we were one of six awardees of the U.S. Air Force’s Flexible Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion. From the inception of the FAST contract through December 31, 2003, we have been awarded over two-thirds of the dollar value of the $1.4 billion in task orders that have been competitively bid, based on the aggregate potential value of these task orders and assuming the exercise of all option periods. As of December 31, 2003, we have been awarded 52 task orders under the FAST contract with a remaining potential award value of approximately $940 million if all options are exercised. We have the potential to compete for hundreds of millions of dollars in task orders each year over the remaining contract life of approximately four and a half years, as the U.S. Air Force maintains and modernizes aircraft and weapons systems.

Market Opportunity

The Federal Government Market.    The federal government is the largest purchaser of services and solutions in the U.S. with a total annual budget for 2004 of $2.2 trillion. The discretionary budget for defense and non-defense items accounts for $782 billion, representing more than one-third of the total budget. The national defense budget is expected to grow at a compound annual growth rate of 4.7%, from $399.7 billion in federal fiscal year 2004 to $480.8 billion by federal fiscal year 2008. Budgets for civilian agencies that we support, such

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

as NASA, are included in the non-defense portion. Information technology continues to be a focus area across all organizations in the federal government. The independent government market research firm, INPUT, predicts that contracted information technology spending will grow from approximately $45 billion in 2003 to approximately $68 billion in 2008, a compound annual growth rate of 8.5%. There are several key factors which we believe will continue to drive the growth of the federal government market:

•	increased spending on national defense, intelligence and homeland security;

•	ongoing modernization of information technology and communication infrastructures;

•	increased reliance of government customers on outsourced technology services;

•	increased emphasis on defense system sustainment and modernization; and

•	continued evolution of federal government procurement practices.

Government Contracts and Contracting.    The federal procurement process for information technology solutions has evolved dramatically over the last decade. Traditionally, each government agency purchased goods and services through single contracts awarded after a lengthy competitive bidding process in which prospective suppliers would submit separate proposals for particular programs. Though this process produced competitive outcomes, it prevented agencies from moving swiftly to fulfill their technology needs. Through legislative and regulatory initiatives to enable government agencies to adopt more commercial purchasing practices, the federal government developed a variety of additional contracting methods. While single-award contracts are still widely used, government agencies are increasingly relying on indefinite delivery, indefinite quantity (IDIQ) contracts, GWACs and GSA contracts.

IDIQ contracts establish preferred provider relationships with the federal government. These contracts qualify contractors to provide specified goods and services to the issuing agency but generally do not obligate the agency to purchase any particular amount of goods or services. To procure goods or services under the contract, the agency issues a task order to the contractor that meets the agency’s needs. Although agencies often administer IDIQ contracts for their own procurement needs, they sometimes issue contracts in which they administer procurement for their own needs as well as the needs of other federal agencies. These contracts are known as GWACs and are often awarded to multiple prime contractors, all of whom are thereby qualified to supply the same goods and services to any agency of the federal government. Qualified contractors often compete with each other to obtain task orders under GWACs. The lower cost, reduced procurement time and increased flexibility of GWACs have made them popular among many agencies for large-scale procurements of technology services. GSA contracts are procurement contracts administered by the GSA on behalf of the entire federal government. Like GWACs, any agency of the government can procure goods and services from any contractor awarded a GSA contract at the prices and terms stated in the contract.

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

Key Growth Factors.    There are several key factors that we believe will continue to drive the growth of the federal government market and our business:

•

Increased spending on national defense, intelligence and homeland security.    The wars in Iraq and Afghanistan, the continued threat from terrorists and the instability in other foreign areas of interest to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

the U.S. have stimulated additional funding for federal programs in the defense industry. Defense spending accounts for 17.8% of the federal government’s 2004 budget. The Under Secretary of Defense Comptroller divides the defense budget into 27 areas, four of which account for 92% of this budget. We support the top four areas, which include (1) military personnel; (2) operation and maintenance; (3) procurement; and (4) research, development, test and evaluation. The 2004 national defense budget of $399.7 billion represents a $17.0 billion increase over 2003 levels. For the most part, this increase is allocated to fighting terrorism, enhancing intelligence gathering and sustaining current military readiness. Budgets for intelligence agencies are now classified, but figures released for 1997 and 1998 indicated intelligence budgets of $26.6 billion and $26.7 billion, respectively. In addition, the federal fiscal year 2004 budget authority for the Department of Homeland Security totals $37.6 billion, which does not include additional spending by the Department of Defense and other agencies on homeland security initiatives.

•	Ongoing modernization of information technology and communication infrastructures. The federal government has invested heavily in large, proprietary information systems and special purpose communications networks, which were often developed using standards unique to the government. These legacy systems often are expensive to maintain, lack scalability and are incompatible with current technologies. In addition, many of these systems serve mission-critical functions where even a minor failure can lead to substantial losses, including potential loss of life. The need to improve the government’s outdated technology infrastructure systems is increasing demand for information technology services.

•	Increased reliance of government customers on outsourced technology services. The independent government market research firm, INPUT, estimates that the federal government information technology outsourcing budget will grow from approximately $8.5 billion in 2003 to approximately $15.5 billion in 2008, a compound annual growth rate of approximately 12.8%, due to the government’s need for cost-effective technologies and efficient services. Moreover, the federal government’s need to outsource is expected to grow over time as its technically skilled employees retire. The National Academy of Public Administration estimates that approximately 50% of the federal government workforce will be eligible to retire by September 2006, which we believe will create a shortage of technically skilled federal employees. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely more heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments. For example, the government increasingly relies on contractors to acquire, integrate, manage and sustain major components of the defense system. In addition, we believe the continued deployment of U.S. military personnel due to military operations around the world will increase the government’s reliance on outsourced services.

•	Increased emphasis on defense system sustainment and modernization. To balance the costs of new initiatives like homeland defense with the costs of ongoing military operations, the Department of Defense is emphasizing upgrading existing platforms to next generation technologies rather than procuring completely new systems. For example, rather than replace an entire generation of aircraft, the U.S. Air Force has decided to invest in upgrades, using the latest information technology and weapons systems. To accomplish this in an environment of military personnel reductions, the armed services are increasingly dependent on highly skilled contractors that can provide the full spectrum of services needed to support these activities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our Competitive Advantages

We believe we are positioned to meet the rapidly evolving needs of the U.S. defense, intelligence and civilian federal government agencies for sophisticated systems engineering, information technology, intelligence and program management services because we possess important business strengths, including the following:

Strategically Aligned with Department of Defense’s Key Initiatives.    Our services and solutions are well aligned with several of the Department of Defense’s top priorities including: pursuing the war on global terrorism; strengthening the joint warfighting capabilities; transforming the armed services; and optimizing intelligence capabilities. We support the Department of Defense’s primary initiatives across our four principal service areas.

•	Systems Engineering and Technical Services. We are helping to fight the war on terrorism through a number of contracts supporting the U.S. Air Force and U.S. Army’s programs to sustain and modernize military aircraft and ground platforms currently involved in military operations. For example, we have supported technology upgrades to the F-15 and F-16 platforms for over 15 years. In addition, we recently won a task order to support U.S. Air Force Special Operations Forces (SOF) to modify and upgrade systems on MH-53 Pavelow helicopters designed for highly specialized missions critical to the fight against terrorism.

•	Information Technology. Our information technology capabilities are supporting the military’s objectives to conduct joint battlefield operations. For example, we manage the Air Mobility Command (AMC) Command Post and Field Exercise Program where we provide time-critical evaluations for command and control systems used during AMC command post, field and contingency planning exercises. Deficiencies are identified in After-Action Reports, which are used to identify the need for additional telecommunications connectivity throughout the world to support the movement of people and cargo.

•	Intelligence. Optimizing intelligence capabilities is a primary initiative for the Department of Defense. Our focus in this area includes our program support for the Predator and other Unmanned Aerial Vehicles (UAV). Our ongoing efforts have contributed to increased clarity of the battlefield, quicker assimilation of intelligence data sources, and improved dissemination of time-critical data to decision makers and combat commanders.

•	Program Management. We support the Department of Defense’s initiatives to strengthen the joint warfighting capabilities across a number of contracts. For example, we are providing program management and systems engineering services to the U.S. Air Force on its Roll-On Beyond-Line-of-Sight Enhancement (ROBE) program. This program is adding the capability for air refueling tankers to relay critical command and control information in a joint and network-centric battlefield environment.

Ability to Leverage the Breadth and Depth of Our Capabilities through Our Diverse Contract Vehicles.    Our broad array of technical and program management capabilities and diverse contract vehicles afford us opportunities to expand our business with existing customers and to develop relationships with new customers.

•	Breadth and Depth of Our Capabilities. We have the domain expertise in our customers’ systems and infrastructures that allows us to provide total systems solutions, either as discrete or bundled services, each designed to meet the customer’s specific requirements. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. The breadth and depth of our capabilities have allowed us to expand our services and win large contracts and task orders in support of our customers’ increasing requirements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

•	Diverse Contract Vehicles. Our diverse contract vehicles allow our customers to access our services efficiently. These types of contracts are intended to pre-qualify the bidders to expedite the contracting process. Our vehicles include a number of GWACs, BPAs, GSA schedules and IDIQ contracts.

Highly Qualified Staff with Security Clearances.    We emphasize hiring and retaining an experienced and skilled staff that is augmented with former high-ranking military personnel.

•	Military and Industry Experience. We have developed a culture that attracts and helps to retain seasoned employees, resulting in a staff in which a substantial majority of our employees has military or government industry experience. A majority of our technical staff has a wide range of engineering and information technology expertise combined with an in-depth knowledge of the domain operations of our customers.

•	Highly Skilled. Our professional staff is highly skilled, with many possessing advanced degrees and/or having specialized training in certain key areas. For example, we have employees specialized in Special Operations Forces and other U.S. Air Force programs; Signals Intelligence (SIGINT), Measurement and Signatures Intelligence (MASINT), Imagery Intelligence (IMINT) and other intelligence activities; and propulsion and other NASA engineering areas. This results in a work force with a comprehensive understanding of our customers’ systems and missions.

•	Security Clearances. We are able to satisfy the strict security clearance requirements for personnel who work on classified programs for the Department of Defense and the intelligence community. More than 65% of our approximately 1,500 employees have government security clearances. Approximately 15% of our employees hold Top Secret security clearances or higher. We also maintain facility clearances, as required, to support classified programs.

Experienced and Disciplined Management Team.    Most of our senior managers have extensive experience supporting the Department of Defense and the intelligence community. With their deep knowledge base, valued relationships and strong reputations, our management plays a key role in building and sustaining our customer base.

•	Tenure and Experience. Substantially all of the members of our senior management team possess in excess of 20 years of combined military and government industry experience, with nearly two-thirds of them having served as senior military or intelligence officers, providing the experience and leadership capabilities needed to continue our impressive growth. Moreover, our key operational managers average more than nine years of tenure with us.

•	Training. All of our senior managers benefit from an internal training program that provides them with the financial skills to complete projects on time while minimizing costs, resulting in maximized margins. Our training methodology and processes have formed the foundation for our ISO program and were instrumental in our achievement of ISO certification in 2002.

Strong Customer Relationships.    We have a successful track record of fulfilling our customers’ needs, as demonstrated by our long-term relationships with many of our largest customers and our routinely high customer performance ratings. Our historical performance has resulted in a re-compete win rate in excess of 95% over the last five years on contracts and task orders. We have supported technical services programs for the U.S. Air Force for 19 years and similar programs for the U.S. Army for 15 years. In addition, we have supported the intelligence community for 16 years and provided business and highly technical modeling and simulation support to NASA for 10 years.

Responsive Bidding Practices.    Our flexible management structure, culture and bid tracking system allow us to respond quickly to new business opportunities. While our infrastructure allows us to be sophisticated and organized in our bidding practices, our flat organizational structure promotes timely and rapid decisions. We

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

empower our employees with the authority to identify, assess, pursue and respond to new business opportunities. Our tracking system incorporates a web-based system that is accessible to potential subcontractors and coordinates the dissemination of information and the collection of proposals on a real-time basis. In light of recent federal procurement reform, we believe that our ability to respond quickly to bids provides us a competitive advantage.

Our Growth Strategy

Our objective is to grow our business profitably while strengthening our primary competencies in systems engineering, information technology, intelligence and program management services. Our growth will primarily be targeted with U.S. Air Force, Land Forces (U.S. Army and U.S. Marine Corps) and National Security customers, where we address their needs in requirements generation, materiel acquisition, modernization and force sustainment.

Our primary strategies to accomplish this goal include:

Grow Business with Our Existing Customers.    Many of our customers have increasing requirements and responsibilities due to the government’s emphasis on defense and national security. As a result, our customers continue to outsource more of their existing activities, while introducing new program areas that we believe we can support. Our diverse capabilities allow us to provide a wide variety of services to our existing customers as they expand their activities. We believe our high level of customer satisfaction and deep knowledge of our customers’ business processes enhances our position to provide these additional services.

Expand Our Customer Base.    We intend to leverage our long-term customer relationships, comprehensive skill base, diverse contract vehicles and industry reputation to expand our customer base. We intend to focus on those areas that we believe provide long-term opportunities for growth and where we can provide high value-added services. Our large contract portfolio allows us to rapidly respond and provide support to new customers. We believe our past performance ratings and industry reputation combined with our contract portfolio enable us to compete effectively for new customers.

Continue Our Disciplined Pursuit of Strategic Acquisitions.    We will continue to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can broaden our domain expertise and primary service offerings. We will continue to be highly selective in our acquisition program and will focus on acquiring businesses, such as our recent acquisitions of International Consultants, Inc. (ICI) and Vitronics Inc. (Vitronics), that primarily provide value-added services and solutions for U.S. Air Force, Land Forces and National Security customers.

Acquisitions

We employ a highly disciplined process to evaluate the strategic, financial, operational and legal aspects of acquisitions. Since our initial public offering, we have completed three strategic acquisitions. Each of the acquired businesses has been accretive to earnings and has expanded our customer reach and technical capabilities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes our acquisitions since our initial public offering:

Name	Acquisition Date	Description of Services	Primary Customer	Revenue(1) (in millions)
AMCOMP	October 2002	Engineering, information technology and other technical services, primarily in the areas of space systems and global positioning systems	U.S. Air Force Space Command	$10.5
ICI	October 2003	Program management, information technology and logistics services	U.S. Army	$19.4
Vitronics	October 2003	Systems engineering, information technology, software development, research and development and systems integration services	U.S. Army	$13.8

(1)	Consolidated revenue of each acquired business for its most recently completed fiscal year ended prior to the acquisition date.

AMCOMP.    In October 2002, we acquired all of the outstanding capital stock of AMCOMP Corporation (AMCOMP). AMCOMP provides engineering, information technology and other technical services, primarily in the areas of space systems and global positioning systems, to the Department of Defense and other government agencies. The initial purchase price was $7.3 million. In April 2003, we paid additional consideration of $1.1 million to the former shareholders of AMCOMP as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. We accrued an additional $1.1 million of consideration in December 2003 for the achievement of certain performance goals under the 2003 earn-out provision in the stock purchase agreement. We expect to make this payment in the second quarter of 2004. We could be required to pay the former shareholders of AMCOMP up to an additional $1.1 million in cash if certain other performance goals are achieved.

ICI.    In October 2003, we acquired all of the outstanding capital stock of International Consultants, Inc. ICI specializes in program management, information technology and logistics services. ICI provides support to customers such as the U.S. Army Forces Command (FORSCOM) and the Tank-Automotive and Armaments Command (TACOM). The initial purchase price was $10.2 million, which consisted of shares of our common stock with a value of $2.4 million, the repayment of $7.5 million of ICI’s indebtedness at the closing and $0.3 million for related acquisition costs. In January 2004, we paid additional consideration of $3.5 million, which consisted of shares of our common stock with a value of $2.7 million and $0.8 million in cash, to the former shareholders of ICI as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. We also accrued an additional $1.0 million of purchase consideration in December 2003 for the achievement of certain performance goals under the 2003 earn-out provision. This payment is expected to be made in the first quarter of 2004, and the consideration will consist of shares of our common stock with a value of $0.8 million and $0.2 million in cash. We could be required to pay ICI’s former shareholders up to an additional $4.5 million under the earn-out provisions, payable in a combination of our common stock and cash, if certain other performance goals are achieved.

Vitronics.    In October 2003, we acquired all of the outstanding capital stock of Vitronics Inc. Vitronics specializes in systems engineering, information technology, software development, research and development, and systems integration services. Vitronics’ key customers include the U.S. Army’s Communications Electronics Command (CECOM) and the Defense Advanced Research Projects Agency (DARPA). The initial purchase price, including related acquisition costs, was $9.0 million. Under an earn-out provision in the stock purchase agreement, we expect to pay an additional $0.7 million in cash to the former shareholders of Vitronics if certain performance goals are achieved.

We frequently evaluate acquisition opportunities, and, at any given time, may be in various stages of due diligence or preliminary negotiations with respect to a number of potential transactions. We currently have

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

identified acquisition candidates with annual revenue in excess of $400 million in the aggregate that, based on our preliminary review, may fit our acquisition criteria. All of these candidates provide services that are complementary to our existing service capability and focus on U.S. Air Force, Land Forces and National Security customers.

Our Services and Solutions

We operate through four principal service areas, which are offered separately or in combination across our customer base:

Systems Engineering and Technical Services.    We offer a broad range of systems engineering and technical services to enhance the functionality and performance of defense systems, weapons platforms, battlefield personnel and delivery systems. Our systems engineering and technical services include determination of systems requirements and goals, rapid prototyping, design, development and integration of new systems, and subsequent sustainment and support. We evaluate system designs to determine if performance enhancements or cost savings can be derived through the integration of new technologies. Our engineering services also include reverse engineering older systems, modeling and simulation of proposed systems, and performance testing of prototypes and final systems.

Information Technology.    We design, develop, upgrade and integrate complex, mission-critical information technology systems. Our services also include security engineering, network design, software development, enterprise application integration, database development, test and evaluation, configuration management, training and implementation support. We also provide simulation and modeling services that enable us to evaluate the efficiency and value of technology systems before they are implemented. Some of our engagements include the web-enablement and integration of legacy business systems, allowing our customers to benefit from their prior investments. We also design, install and maintain local area and wide area networks.

Intelligence.    We provide command, control, communications, computers, intelligence, surveillance and reconnaissance. (C4ISR) services to intelligence agencies. In connection with these services, we design, develop and manage reconnaissance platforms, real-time signal processing systems, sensors, ground stations and data links, as well as evaluate and support ongoing operational intelligence collection activities. We offer specialized capabilities such as airborne and space intelligence, surveillance and reconnaissance (ISR), signals and imagery intelligence, and strategic warfare planning. We also support a variety of data collection and analysis activities. We maintain a fully accredited Sensitive Compartmented Information Facility (SCIF) including communications and processing capabilities for technical support of specialized systems and sensitive technologies. Much of this work is tightly controlled within compartmented and special access security channels.

Program Management.    We provide program management support that extends the useful life of existing defense systems and reduces life-cycle costs. Program management activities include developing and implementing acquisition strategies, cost modeling, identification of suppliers and vendors, provision planning, contract performance monitoring, program planning and scheduling, financial management, operational effectiveness analysis, risk analysis and security planning. Specifically, we provide engineering and sustainment support, and modifications of and upgrades to defense systems featuring new sensor devices, radios, engines and other electronic components. We are involved in support programs to extend the service of aging aircraft and other defense systems and components, which includes the sourcing and repair of diminishing parts for our customers. In addition, it is not uncommon for our other service offerings to lead to program management services, such as in the case of the ROBE, Forward Looking Infrared (FLIR) and MH-53 modification programs.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our Core Capabilities

We apply the following core capabilities across our four service areas described above:

Systems Support.    We provide complete life-cycle support of military, defense, intelligence and information technology systems. The activities start with requirements analysis and system design, and then move to acquisition and integration of these systems. We continue our support into the operation and support phases and provide continuing improvements and sustainment.

Acquisition Management.    We assist our customers with strategy and planning, cost analysis, scheduling and delivery assessment for the acquisition of systems and services. Many of our managers previously served as acquisition managers for the government and have extensive knowledge of the process and program needs.

Systems Integration.    We provide systems integration of hardware and software components for our customers’ legacy systems. We analyze customer systems, applications and platforms and develop solutions to sustain or improve system performance and increase system availability.

Network Design and Maintenance.    We provide network support services for complex communications systems. Our communications engineers and technicians provide site surveys, engineering and installation support for local area networks, wide area networks, telephone switches and cable plants, including the installation of fiber-optic cable systems at government facilities throughout the world.

Information Assurance.    We provide comprehensive information assurance programs that assess and implement integrated physical, technical, operations, personnel, computer and communication security requirements, including disaster recovery assessment. We design, test and certify security systems as well as perform audits and inspections. These services are provided for both classified and unclassified systems.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following chart shows how our core capabilities cross over our four service areas:

Capabilities by Service Area

	Engineering and Technical Services	Information Technology	Intelligence (C4ISR)	Program Management
Systems Support	☐	☐	☐	☐
Acquisition Management	☐	☐	☐	☐
Systems Integration	☐	☐	☐	O
Network Design and Maintenance	O	☐	O
Information Assurance	O	☐	☐	O
Logistics Activities	O	O	☐	☐
Testing and Evaluation	☐	O	☐	☐
Business Process Outsourcing	O			☐

Major Area of Emphasis: ☐

Supporting Area of Emphasis: O

Representative Customer Engagements

Systems Engineering and Technical Services

Objective

•	Design, develop and reengineer warfighter systems for the U.S. Air Force, U.S. Army, U.S. Marine Corps and U.S. Coast Guard to reduce cost, improve functionality and enhance the transformation of the warfighting capabilities of the armed services.

Services

•	We have led programs for the design, development, integration, testing and deployment of aircraft modifications that will significantly increase the warfighting capabilities of the armed forces. These programs include the ROBE “Smart Tanker” modification for the KC-135, which permits KC-135 tankers to multi-task as communication nodes with satellite links to enhance the sighting capabilities of the U.S. military to support a network-centric battlefield. We have also led the FLIR modification for Special Operations Forces C-130s and U.S. Coast Guard helicopters which extends the serviceability and useful lives of these aircraft by enhancing their onboard vision technologies. We are also developing the latest Joint Threat Emitter to train our nation’s fighter pilots to better recognize, evade and thwart enemy threats.

•	We provide engineering and systems analysis for sophisticated battlefield protection devices, sensors, and communication components for soldiers with a major emphasis on weight reduction and increased carrying capacity. We are actively evaluating various aspects of mobile power solutions for the U.S. Army, including general system requirements, fuel sources, deployability, weight reduction and cost containment. We also provide a range of simulation and modeling services for military gear and support equipment, such as Electro-Optical Infrared (EO/IR) and electronic warfare equipment, including mechanical design for integrated hardware and software systems to improve functionality.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

•	We provide services to the Special Operations Forces, which requires engineering support to modify, upgrade and support their extensive and varied SOF aircraft and weapon systems. One of our most recent examples is the modification of the MH-53 Pavelow helicopter fleet to the most recent model and then further enhancing the fleet to include Automatic Hold and Hover Stabilization devices. These modifications will extend the useful life of the MH-53 as well as enhance its ability to operate more effectively at night and in poor weather.

Information Technology

Objective

•	Design, develop, maintain and upgrade information systems for command and control and other mission critical programs.

Services

•	We design, develop and maintain a number of antenna array components for the Jet Propulsion Laboratory’s Deep Space Network (DSN). The network consists of antennas that support interplanetary spacecraft missions (such as the recent Mars probes) and radio and radar astronomy observations for the exploration of the solar system and the universe. The network also supports selected earth-orbiting missions. Our professional staff provides specialized engineering, operations and maintenance to the various antenna array installations. Our support includes the DSN installations in Goldstone, California; Canberra, Australia; and Madrid, Spain, as well as maintenance and operations of various NASA space support sites. We focus on software engineering, microwave systems, signal processing, mechanical, hydraulic and electrical systems and real-time controls in support of the DSN antenna arrays from development and installation through testing and maintenance. Engineering support includes initial subsystem installations, modifications and upgrades.

•	For the Defense Information Systems Network (DISN), we provide network management and network engineering. As network managers, we schedule maintenance, monitor and troubleshoot the network system, analyze performance and conduct operational tests to maintain reliable service. As network engineers, we model networks and perform engineering analyses.

•	We manage the AMC Command Post and Field Exercise Program. We provide time-critical evaluations for command and control systems used during AMC command post, field and contingency planning exercises. Deficiencies are identified in After-Action Reports, which are used to identify the need for additional telecommunications connectivity throughout the world to support the movement of people and cargo.

•	We provide software quality assurance support to the U.S. Transportation Command (USTRANSCOM) for the Global Transportation Network (GTN). The GTN is a command and control system used to monitor and manage airlift and sealift resources under the operational control of USTRANSCOM. We perform all software testing of formal releases made by the development contractor, to include software and regression testing for development and maintenance releases. Our services also include a technical analysis of all deliverables produced by the development contractor.

Intelligence

Objective

•	Provide engineering, analysis, management and operational support to the intelligence community to ensure continuity and analysis of ongoing collection activities while supporting the development and integration of future architectures and capabilities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Services

•	We support the U.S. Air Force Reconnaissance System Program Office, other Department of Defense agencies and the intelligence community in evaluating emerging SIGINT architectures and their application for both airborne and non-airborne use.

•	We develop and analyze requirements and specifications for platforms, sensors, data links, ground segments, and other technologies supporting all phases of the intelligence cycle.

•	We support the U-2 and Global Hawk reconnaissance systems with ongoing requirements analysis at the Air Combat Command level as well as operational support at the U.S. Air Force Wing level. To improve efficiency and allow operation with fewer staff than previously required, we have developed and implemented a number of automated tools to facilitate functions previously requiring extensive human support.

•	We provide engineering and management support to emerging space-based collection systems such as the Space Tracking and Surveillance System—formerly known as the Space-Based Infrared System-low (SBIRS-low). This intelligence collection system allows our military and intelligence organizations to track significant ground movements of enemy forces.

Program Management

Objective

•	Develop and implement management, acquisition and logistics processes to ensure customer programs meet cost, schedule, and performance requirements. Assist our government customers across the full spectrum of program management activities from the definition of requirements through the design, development, and testing of systems, subsystems and components.

Services

•	For acquisition programs managed by the Aeronautical Systems Center at Wright Patterson AFB, we provide support to all functional aspects of weapons system acquisition, to include cost control and reporting, specification compliance, analysis of test results, and activities related to system and modification deployment. For the F-15, F-16, B-1 and C-130, we also support sustainment and modification programs at the Air Logistics Centers, many times in conjunction with our systems engineering engagements.

•	We manage multiple programs for the U.S. Army involving Mobile Electric Power (MEP) and PM Soldier. We provide a broad spectrum of services in support of MEP, a program designed to provide mobile power capabilities to the armed forces. We also manage PM Soldier, a program designed to improve the functionality and effectiveness of U.S. soldiers.

•	We manage a program called Diminishing Manufacturing Sources and Material Shortages (DMSMS), which involves the development of a system to track and predict the availability of, and ensure sources for, the components of various defense systems. Through statistical analysis, reverse engineering and cost analysis, we identify and resolve reliability and maintainability issues stemming from diminishing manufacturing sources and material shortages of equipment and parts for several mission critical national defense programs.

Our Customers

Our customers are primarily U.S. federal government intelligence, military and civilian agencies. Our revenue derived from federal government customers, consisting primarily of the Department of Defense and the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

intelligence community, accounted for about 95% and 87% of our total revenue for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, we derived approximately 83% of our revenue as a prime contractor and approximately 17% of our revenue as a subcontractor to other defense companies.

The following departments and agencies are representative of our government customer base. Due to the sensitive nature of our intelligence business base and in accordance with our customers’ preferences and requirements, we are prohibited from disclosing detailed information regarding specific intelligence customers that we support or the specific systems involved.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

U.S. Air Force

•        Secretary of U.S. Air Force (Pentagon)

•        Air Combat Command

•        Headquarters Offices

•        Director for Plans and Programs

•        Director for Requirements

•        Director for Logistics

•        Director of Intelligence

•        Director of Operations

•        9th Reconnaissance Wing (U-2 Aircraft)

•        Air Mobility Command

•        Headquarters

•        Director for Operations

•        Director for Plans

•        Mobility Analysis Support Systems Office

•        Electronic Systems Center

•        Integrated Digital Equipment Office

•        Material Systems Group Technical Data Program Office

•        Warner Robins Air Logistics Center

•        Special Operations Program Office

•        C-130 Program Office

•        Electronic Warfare Product Group

•        Depot Maintenance Accounting and Production System Program Office

•        60K Tunner Loader System Program Office

•        Oklahoma City Air Logistics Center

•        B-1B System Program Office

•        B-52 System Program Office

•        Air Launch Cruise Missile System Program Office

•        Ogden Air Logistics Center

•        Communications Directorate

•        Space and C3I Directorate

•        Atmospheric Early Warning and Detection Programs Office

•        F-16 Systems Support Management

•        Aircraft, Mature and Proven Aircraft Office

•        U.S. Air Force Research Laboratory

•        Sensors Directorate

•        Materials Lab

•        U.S. Air Force Communications Agency

•        U.S. Air Force Command and Control, Intelligence, Surveillance and Reconnaissance Center

•        Special Operations Command

•        Det 1, 46th Operations Group

•        Special Operations Forces System Program Office

•        Special Operations Forces Support Center

•      Pacific Air Forces Command

•      Hardened Theater Air Command Center

•        Information Technology (IT) offices in Alaska, Guam, Hawaii, Japan and Korea

•        Aeronautical Systems Center

•        F-16 System Program Office

•        Air Combat System Program Office

•        F-15 System Program Office

•        Reconnaissance Systems Program Office

•        Joint Strike Fighter Systems Program Office

•        Flight Training System Program Office

•        B-1B System Program Office

•        Training Systems Product Group

•        Special Operations

•        C-130J Systems Program Office

•        B-2 Systems Program Office

•        JSECST System Program Office

•        Propulsion System Program Office

•        Aerospace Enterprise System Program Office

•        Department of Defense Deskbook

•        KC-135 System Program Office

•        Joint Helmet Mounted Cueing System Program Office

•        Tri-Service Standoff Attack Missile System Program Office

•        Alternative Dispute Resolutions and Litigation

•        U.S. Air Force Museum

•        Tri-Care Region 5

•        U.S. Army Trial Team

•        Defense Contract Management Agency

•        Headquarters U.S. Air Force Materiel Command

•        Transformation Office

•        Requirements Directorate

•        Engineering and Technical Management Directorate

•        Logistics Directorate

•        U.S. Air Force Departmental Standardization Office

•        U.S. Air Force Space and Missile Systems Center

•        Defense Meteorological Satellite Program Systems Program Office

•        Military Satellite Communications Joint Programs Office

•        NAVSTAR Global Positioning Satellite Joint Program Office

•        Space-Based Radar System Program Office

•        Space Tracking Space Surveillance Program Office

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

U.S. Army

•        U.S. Army CECOM Acquisition Center, Ft. Monmouth, NJ

•        Software Engineering Directorate

•        Program Executive Officer for Intelligence and Electronic Warfare, and Sensors (PEO IEW&S)

•        Night Vision and Electronic Sensors Directorate (NVESD)

•        Command and Control Directorate (C2D)

•        Intelligence and Information Warfare Directorate (I2WD)

•        Survivability/Lethality Analysis Directorate of the U.S. Army Research Laboratory

•        Systems Acquisition Division

•        Special Operations Forces

•        Command and Control Integration/Interoperability (CIPO) Group

•        Command and Control Directorate, Research, Development and Engineering Center (RDEC)

•        Project Manager, Force XXI Battle Command Brigade and Below (FBCB2)

•        Program Manager, Signals Warfare (PM SW)

•        Office of Product Manager (PM) Firefinder

•        PM Common Ground Station/Joint Tactical Terminal (CGS/JTT)

•        PM Joint STARS/JTT/CTT

•        PM Navigation Systems

•        Space and Terrestrial Directorate

•        Information Security Branch

•        Logistics Readiness Command

•        PM Defense Messaging System

•        PM Tactical Radio Communications System

•        Project Manager Soldier (PM-Soldier)

•        Project Manager-Mobile Electric Programs (PM-MEP) at Ft. Belvoir, VA

•        U.S. Army Tank-Automotive and Armaments Command (TACOM), Picatinny Arsenal

•        U.S. Army TACOM ARDEC

•        U.S. Army TACOM

•        Watercraft Commodity Business Unit (CBU)

•        Watercraft Systems Management Office (WSMO)

•        Watercraft Inspection Branch (WIB)

•        Brigade Combat Team (PM-BCT)

•        TARDEC, PM Watercraft

•        TARDEC, HCCC SAMP

•        TARDEC, PM-LAV

•        U.S. Army, Command, Control, Communications, Computers and Intelligence (C4I) Systems Branch, Ft. Monmouth, NJ

•        U.S. Army, Office of the Project Manager—PM Army Tactical Command and Control System (PM, ATCCS), Ft. Monmouth, NJ, Ft. Hood, TX and Ft. Lewis, WA

•        U.S. Army TRADOC, Requirements Integration Directorate, Ft. Eustis and Ft. Monroe, VA

•        U.S. Army, PM—TC-AIMS, Ft. Belvoir, VA

•        Battle Command Battle Lab—Ft. Leavenworth, KS

•        Unit of Action Maneuver Battle Lab—Ft. Knox, KY

•        U.S. Army Research Laboratory Human Research Engineering Directorate

•        11th ACR—Ft. Irwin, CA

•        Commander in Chief Interoperability Program Office

•        U.S. Army Material Systems Analysis Activity—Aberdeen Proving Grounds

•        Program Manager Aviation Mission Equipment—Huntsville, AL

•        Program Manager Close Combat Support

•        Program Manager Aerial Common Sensor

•        Program Manager Fixed Wing

•        Program Manager Close Combat Support —Picatinny Arsenal, NJ

•        Program Manager Air Traffic Control—Huntsville, AL

•        Program Manager Utility Helicopter— Huntsville, AL

•        U.S. Army Forces Command (FORSCOM)

•        Third U.S. Army (ARCENT)

•        U.S. Army Europe

•        Project Manager, Light Armored Vehicle

•        Product Manager, Individual Weapons

•        Project Manager, Soldier Weapons

•        U.S. Army Infantry Center

•        Project Manager, Force Projection

•        Manager, Homeland Security Projects

•        System Manager (TSM) for Tactical Wheeled Vehicle Modernization

•        Project Manager, Brigade Combat Team Vehicle

•        Product Manager, Tactical Vehicles

•        System Manager (TSM) for Stryker/Bradley Vehicles

•        Armor School

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

U.S. Coast Guard	U.S. Marine Corps
• HH-65A Helicopter FLIR Integration Office	• Small Arms Weapons Program Office • USMC Base Telecommunications Infrastructure Upgrade Program Office
U.S. Joint Commands	Civilian and Other

•        U.S. Strategic Command (STRATCOM)

•        Joint Personnel Recovery Agency

•        National Security Agency

•        National Reconnaissance Office

•        U.S. Transportation Command (USTRANSCOM)

•        Defense Information Systems Agency (DISA)

•        Defense Finance and Accounting Service Ballistic Missile Defense Organization

•        U.S. Forces Japan

• National Aeronautics and Space Administration (NASA) • Defense Finance and Accounting Service • GE Aircraft Engines Sourcing • Department of Justice

Our Diverse Contract Vehicles

We compete for task orders through a variety of arrangements or contract vehicles. Our vehicles include GWACs, BPAs, GSA schedules and IDIQ contracts. We have contract vehicles in each of our service areas, allowing us to compete for business from a variety of customers. In addition, we have several blanket arrangements under which we can work with customers in multiple service areas. The contract vehicles are structured with various terms and include time-and-materials, fixed-price and cost-plus contracts. Approximately 13% of our revenue for the year ended December 31, 2003 was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA), which expires in September 2005. Some of that work, however, was previously performed on GSA schedules and, if necessary, could possibly be converted once again to GSA vehicles, or other contracts we have. Our tasks under the ASC/BPA support or have supported over 30 different customer organizations using 66 individual task orders. We also had approximately 33% of our revenue for the year ended December 31, 2003 under the FAST contract. Our tasks under the FAST contract support or have supported 22 different customer organizations using over 50 individual task orders. In prior years, we previously performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents an increasingly large percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

Our contract base is diversified with over 290 active contracts, including task orders on GSA contracts and major GWACs, as of December 31, 2003. The typical initial terms for our government contracts range from three years to five years, with most having an initial term of three years. The customer may extend the contracts for additional years.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table identifies some of our GSA, GWAC and IDIQ contract vehicles that have undefined scopes and significant ceilings:

	Period of Performance		Option End Date	Customer	Current Ceiling
	Start	End
FAST	09/26/01	09/25/06	09/25/08	U.S. Air Force	$7.4 billion
GSA corporate contract	07/01/01	02/28/05	02/28/20	GSA	No Ceiling
SOF Support Services Contract II (SSSC II)	09/03/02	09/02/07	09/02/17	U.S. Air Force	$440 million
ASC/BPA	08/08/00	09/30/05	None	U.S. Air Force	No Ceiling
GSA Professional Engineering Services (PES)	11/15/99	11/14/04	11/16/14	GSA	No Ceiling
Technical Acquisition Support Services	03/31/00	03/30/06	None	U.S. Air Force	No Ceiling

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

We define unfunded backlog as the net of the total estimated potential value of our contracts, less revenue recognized to date. Our assessment of a contract’s potential value is based upon factors such as historical trends, competition and budget availability. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings. We review unfunded backlog on a quarterly basis to determine whether any adjustments are necessary.

The primary source of our backlog is contracts with the federal government. Our estimated backlog at the end of the two most recently completed fiscal years was as follows:

	December 31, 2003	December 31, 2002
Estimated Total Backlog	$ 1.3 billion	$ 1.1 billion
Funded Backlog	$166 million	$141 million

Of our funded backlog as of December 31, 2003, approximately 8%, or $13 million, will remain at the end of the 2004 fiscal year. We have increased our funded backlog by $25 million from December 31, 2002, primarily due to the acquisition of ICI and Vitronics, which contributed approximately $29 million to funded backlog, as well as well as funding increases in the ASC/BPA contracts, GSA and other contracts, partially offset by a decrease in the funded backlog for the FAST contract and for our Technical Acquisition Support Services contract decrease due to 2003 revenue recognition. Although our funded backlog at December 31, 2003, was approximately 88% of our revenue for the year ended December 31, 2003, we feel that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Foreign Operations

For the years ended December 31, 2003, 2002 and 2001 100% of our revenue was derived from services provided under contracts with U.S.-based customers. We treat sales to United States government customers as sales within the United States, regardless of where the services are performed.

Employees

As of December 31, 2003, we had approximately 1,500 employees, including more than 65% with government security clearances of Secret or higher and approximately 15% with security clearances of Top Secret or higher. Obtaining a security clearance typically requires a candidate to be sponsored by the government with respect to a particular requirement, entails extensive background investigations that typically take from six months to a year or more and, for the more restricted access, requires successful completion of polygraph testing. Non-technical employees serve primarily in support roles. None of our employees is a party to any collective bargaining agreements. We consider our relations with employees to be good.

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

Competition

We believe that the major competitive factors in our market are strong customer relationships, a reputation for quality, a record of successful past contract performance, a seasoned management team with domain expertise, a staff with distinctive technical competencies, security clearances and competitive prices. Our key competitors currently include divisions of large defense contractors, such as Boeing, Lockheed Martin, Northrop Grumman, Raytheon, L-3 Communications and TRW; engineering and technical services firms such as SAIC, Jacobs Engineering Group and Anteon; as well as information technology service companies, such as CACI International, Computer Sciences Corporation and DynCorp. Our strategy to compete with these companies includes growing our business with existing customers by targeting new outsourcing opportunities and expanding our customer base by targeting potential U.S. Air Force, U.S. Army and intelligence community customers. As part of our competitive strategy, we plan to expand our geographic coverage and customer base by selectively pursuing strategic acquisitions of other service providers. We envision pursuing acquisitions of companies valued between $10 million and $100 million. We expect that competition in this field will intensify in the future. Some

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

of our competitors have longer operating histories, significantly greater research and development, financial, technological, marketing and human resources capabilities, as well as greater name recognition and a larger customer base than we have.

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

For the year ended December 31, 2003, we derived over 95% of our revenue from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, or if our reputation or relationship with government agencies were impaired or the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results would be materially harmed.

We could be debarred or suspended for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities. For example, we could be debarred for committing a fraud or criminal offense in connection with obtaining, attempting to obtain or performing a contract, or for embezzlement, fraud, forgery, falsification or other causes identified in Subpart 9.4 of the Federal Acquisition Regulations. In addition, changes in federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our federal government contracting business are:

•	budgetary constraints affecting federal government spending generally, or defense and intelligence spending in particular, and annual changes in fiscal policies or available funding;

•	changes in federal government programs, priorities, procurement policies or requirements;

•	new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors;

•	federal governmental shutdowns (such as occurred during the government’s 1996 fiscal year) and other potential delays in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

FAST is a multiple award, IDIQ contract with a $7.4 billion ceiling supporting the U.S. Air Force over its approximate four and a half year remaining life. The FAST contract accounted for approximately 33% of our 2003 revenue. If the FAST contract is terminated, or if we fail to be awarded tasks as anticipated, our revenue growth could suffer. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than we have used historically. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating income, as a percentage of total revenue, will diminish.

We face competition, including under the FAST contract, from other firms, some of which have substantially greater resources, industry presence and name recognition.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small specialized firms to large diversified firms, some of which have substantially greater financial, management and marketing resources than we do. For example, under the FAST contract, we regularly compete for task orders with companies that have annual operating revenue exceeding $20 billion. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as geographic presence, price and the availability of key professional personnel. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

Our revenue will be adversely affected if we are unable to retain our Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) when it expires in September 2005.

Historically, a significant amount of our revenue has been earned under the ASC/BPA. For example, revenue under the ASC/BPA was approximately 13% and 20% of our total revenue for the years ended December 31, 2003 and 2002, respectively, and the largest task order under the ASC/BPA amounted to approximately 2% of our total revenue for the years ended December 31, 2003 and 2002. The ASC/BPA expires on September 30, 2005. The ASC/BPA was originally awarded as a small business set aside contract and, therefore, we may not be able to retain the contract when it expires. Our revenue will be adversely affected if we are unable to retain the ASC/BPA or if we are unable to convert work previously performed under the ASC/BPA to other contract vehicles on terms and conditions that are as favorable to us or at all.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Each of our contract types, to differing degrees, involves the risk that we could underestimate our costs, and, accordingly, a change in our contract mix could increase our risk of incurring losses.

We enter into three types of federal government contracts for our services: time-and-materials, fixed-price and cost-plus. For the year ended December 31, 2003, we derived 50%, 35% and 15% of our revenue from time-and-materials, fixed-price and cost-plus contracts, respectively. For 2002, these percentages of revenue were 61%, 24% and 15%, respectively.

Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on time-and-materials contracts because we only assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price, which means we assume higher risk. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns and receive the benefit of cost savings. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Because we assume the most risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

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

Our quarterly revenue and operating results may fluctuate significantly in the future. A number of factors cause our revenue, cash flow and operating results to vary from quarter to quarter, including:

•	fluctuations in revenue earned on fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of spending activities by the federal government;

•	variable purchasing patterns under government GSA schedules, BPAs and IDIQ contracts;

•	changes in Presidential administrations, Congressional majorities and other senior federal government officials that affect the funding of programs;

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

•	changes in policy or budgetary measures that adversely affect government contracts in general;

•	the timing, nature and cost of hardware requirements for our program management services, particularly in light of our expected expansion of these services under the FAST contract; and

•	scheduling of holidays and vacations, which reduce revenue without a significant reduction in costs.

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

We believe that our success depends in large part on the continued contributions of our senior management team. We rely on our executive officers and senior managers to generate business and execute programs successfully. In addition, the relationships and reputations that members of our management team have established and continue to maintain with government and military personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of any member of our senior management team could impair our ability to identify and secure new contracts.

Failure to maintain strong relationships with other contractors or subcontractors could result in a decline in our revenue.

For the year ended December 31, 2003 and 2002, we derived approximately 17% and 23%, respectively, of our revenue from contracts in which we acted as a subcontractor to other contractors or from teaming activities in which we and other contractors have formed to bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts. Consolidation in the industry may result in increased cost and lack of availability of subcontractors, which could adversely affect our business, prospects, financial condition or operating results.

We must recruit and retain skilled employees to succeed in our labor-intensive business.

We believe that an integral part of our success is our ability to provide our customers with skilled employees who have advanced information technology and engineering technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. We obtain some of our contracts on the strength of certain personnel our customers consider key to our successful performance under these contracts. If we are unable to hire and retain these key personnel, these customers may not continue to fund the contracts or award task orders to us.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Covenants in our credit facility may restrict our financial and operating flexibility.

Although we have not had any outstanding borrowings under any credit facility since shortly after our initial public offering, we have established a credit facility with a group of lenders. This credit facility, as recently amended, provides for an initial line of credit of $55 million. At our request, the total line of credit may increase to $80 million, subject to the lenders’ approval and our satisfaction of certain conditions.

We are subject to certain covenants that limit or restrict our ability, among other things, to borrow money outside of the amounts committed under our credit facility; to make acquisitions; to dispose of our assets outside the ordinary course of business; to use borrowings for particular purposes; to create or hold subsidiaries; to transfer equity interests in subsidiaries; to extend credit or become a guarantor; to encumber our property or assets; to invest more than a limited amount in fixed assets or improvements; to change our accounting policies or the nature of our business; to purchase real estate; to merge or consolidate; and to pay dividends. The agreement also requires us to maintain specified financial standards relating to our tangible net worth, our net worth, our fixed charge coverage, our interest coverage and the ratio of our funded indebtedness to our adjusted earnings. We are also subject to other financial covenants that are typical to an agreement of this type. In addition, the ratio of our funded indebtedness to our adjusted earnings can affect the interest rates we pay, even if we satisfy the minimum required standard. Our ability to satisfy these standards can be affected by events beyond our control, and we cannot assure you that we will satisfy them. We have pledged substantially all our personal property to secure our repayment of any borrowings that we make under our credit facility. Any default by us under our credit agreement could have a material adverse effect on our business if our creditors do not waive the default. In addition, any refusal by our lenders to consent to certain transactions could prohibit us from undertaking actions that are necessary to maintain or expand our business.

We may have difficulty identifying and completing acquisitions on favorable terms and, therefore, may grow at slower than anticipated rates.

While we have limited acquisition experience, one of our key growth strategies is to selectively pursue acquisitions of companies that provide services to specific governmental agencies. Since our initial public offering, we have completed acquisitions of three complementary businesses. Through acquisitions, we hope to expand our base of federal government clients, increase the range of solutions that we offer our clients and deepen our penetration of existing clients. We may encounter difficulty identifying suitable acquisition candidates at prices that we consider appropriate. Even if we identify an appropriate acquisition candidate, we may not be able to negotiate satisfactory terms for the acquisition or finance the acquisition. If we fail to complete acquisitions, we may not grow as rapidly as the market expects, which could adversely affect the market price of our common stock.

We may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses that we may acquire into our existing business. The integration of acquired business operations could disrupt our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

business by resulting in unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Further, our decision to acquire a company may not be driven by cost efficiencies, synergies or increasing revenue. For example, we may seek to acquire one or more of our subcontractors because we do not want to risk losing our relationship with the subcontractor if it is acquired by one of our competitors. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any of these outcomes could adversely affect our results of operations.

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

We derive most of our revenue from federal government contracts that typically span one or more base years and one or more option years. The option periods may cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. As described above, these allow the government to terminate a contract for convenience or decline to exercise an option to renew. They also permit the government to do the following:

•	reduce or modify contracts or subcontracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

•	claim rights in products and systems produced by us; and

•	suspend or debar us from doing business with the federal government.

We must comply with complex procurement laws and regulations.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

•	the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Moreover, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts.

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

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive a significant amount of revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

delayed the government’s ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the government’s use of private contractors to provide services would adversely impact our business.

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

We derive significant revenue from federal government contracts that were awarded through a competitive bidding process. Most of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

•	need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

•	expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

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

We may not receive the full amount authorized under contracts that we have entered into and may not accurately estimate our backlog and GSA schedule contract value.

The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenue that we will realize under that contract. For example, we derive some of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract, and from IDIQ contracts, which specify a maximum but only a token minimum amount of goods or services that may be provided under the contract. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially-funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As described above, most of our existing contracts are subject to modification and termination at the federal government’s discretion. Moreover, we cannot assure you that any contract included in our estimated contract value that generates revenue will be profitable. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our backlog may not accurately estimate our revenue. Also, in recent years we have been deriving an increasing percentage of our revenue under GSA schedules. GSA schedules are procurement vehicles under which government agencies may, but are not required

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

to, purchase professional services or products. We have developed a method of calculating GSA schedule value that we use to evaluate estimates for the revenue we may receive under our GSA schedules. We believe our method of determining GSA schedule value is based on reasonable estimates and assumptions. However, there can be no assurance that our methodology accurately estimates GSA schedule value. Estimates of future revenue included in backlog and GSA schedule value are not necessarily precise and the receipt and timing of any of this revenue is subject to various contingencies, many of which are beyond our control. For a discussion of these contingencies, see “Business—Backlog”. We may never realize the revenue on programs included in backlog and GSA schedule value.

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

Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with federal government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-compete on expiring contracts or follow-on task orders.

Our employees may engage in misconduct or other improper activities.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations and failing to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may be extremely volatile, and you may not be able to resell your shares at or above your acquisition price.

Prior to June 28, 2002, there was no public market for our common stock. An active trading market for our common stock may not be sustained, which could affect your ability to sell your shares.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Additionally, the price of our common stock may fluctuate widely, depending upon many factors, including:

•	our perceived prospects;

•	the prospects of the information technology and government contracting industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes in general valuations for information technology and technical services companies; and

•	changes in general economic or market conditions and broad market fluctuations.

Sustained threats of terrorist attacks and global unrest contributed to an economic slowdown and to instability in the U.S. and other global financial equity markets. The armed hostilities that were initiated as a result of these attacks and future responses by the federal government may lead to further acts of terrorism in the United States or elsewhere, and such developments could cause instability in global financial markets. All of these factors may increase the volatility of, or decrease, our stock price and could have a material adverse effect on your investment in our common stock. As a result, our common stock may trade at prices significantly below your acquisition price, and you could lose all or part of your investment in the event you choose to sell your shares.

Mr. Soin, who is our founder and Chairman of our board of directors, will continue to have a significant ownership interest in our company.

After giving effect to the latest public offering completed in February 2004, Mr. Soin owns or controls approximately 35.7% of the voting power and outstanding shares of our common stock. Accordingly, Mr. Soin will have significant influence on all matters submitted to a vote of the holders of our common stock. Mr. Soin’s voting power may have the effect of discouraging transactions involving an actual or a potential change of control of our company, regardless of whether a premium is offered over then-current market prices.

We currently conduct, and in the past we have conducted, business with entities that are controlled by or otherwise related to Mr. Soin.

The interests of Mr. Soin may conflict with the interests of other holders of our common stock.

We have contracts with entities that are owned or controlled by, or otherwise affiliated with, Mr. Soin.

We currently lease one of our properties from BC Real Properties, LLC, which is controlled by Mr. Soin. We have also made arrangements to use aircraft owned by Mr. Soin’s family limited partnership or jointly owned by Mr. Soin’s family limited partnership and us. From time to time, we enter into subcontracting relationships with other government contractors that are affiliated with Mr. Soin. While we believe that the terms and conditions of these agreements with entities owned or controlled by, or otherwise affiliated with, Mr. Soin reflect or will reflect prevailing market conditions, we cannot assure you that they are or will be as favorable to us as the terms and conditions that might be negotiated by independent parties on an arm’s-length basis.

A substantial number of shares of our common stock are eligible for sale by Mr. Soin, which could affect the market price of our common stock.

After giving effect to our recent public offering completed in February 2004, based on the number of shares of our common stock outstanding as of December 31, 2003, approximately 15,460,946 shares of our common stock will be outstanding. Of these shares, Mr. Soin will beneficially own 5,525,752 shares, or approximately

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

35.7% of our outstanding common stock, all of which will be eligible for sale by Mr. Soin under Rule 144 of the Securities Act, subject to the volume restriction and manner of sale requirements imposed on affiliates. However, as a result of the contractual lock-up restriction described below, Mr. Soin will be restricted from selling any shares for a limited time period after the date of the prospectus related to our recent public offering.

We cannot predict the effect that any future sales of shares of our common stock by Mr. Soin, or the availability of such shares for sale, will have on the market price of our common stock. We believe that sales of substantial numbers of shares of our common stock by Mr. Soin, or the perception that such sales could occur, could depress or otherwise adversely affect the market price of our common stock, which could make it difficult or impossible for us to sell additional shares of common stock when we need to raise capital.

In conjunction with our recent public offering completed in February 2004, Mr. Soin has entered into a lock-up agreement with the underwriters and us pursuant to which he agreed not to sell, pledge or otherwise dispose of his shares, without the prior written consent of Legg Mason Wood Walker, Incorporated and Raymond James & Associates, Inc., for a period of 180 days after the date of the prospectus related to our recent public offering. After this lock-up agreement expires, Mr. Soin’s shares can be sold in the public market. Legg Mason Wood Walker, Incorporated and Raymond James & Associates, Inc., on behalf of the underwriters, may release Mr. Soin from his lock-up agreement at any time and without notice, which would allow for earlier sale of shares in the public market.

Under a registration rights agreement, Mr. Soin has “demand” registration rights as well as “piggyback” registration rights in connection with future offerings of our common stock. “Demand” registration rights will allow Mr. Soin to cause us to file a registration statement registering all or some of his shares. “Piggyback” registration rights will require us to provide notice to Mr. Soin if we propose to register any of our securities under the Securities Act and grant him the right to include his shares in our registration statement. If Mr. Soin exercises these registration rights, he will be able to sell his shares included on a registration statement without the volume restriction and manner of sale requirements imposed on affiliates under Rule 144.

Provisions in our charter documents could make a merger, tender offer or proxy contest difficult.

Our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that stockholders may consider favorable. In addition, provisions in our certificate of incorporation and bylaws and in the Delaware corporate law may make it difficult for stockholders to change the composition of the board of directors in any one year and thus may make it difficult to change the composition of management. Our certificate of incorporation and bylaws:

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	stagger our board of directors, making it more difficult to elect a majority of the directors on our board and preventing our directors from being removed without cause;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	require that vacancies on our board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting the Company from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Executive Officers of the Registrant

The following table identifies our executive officers and indicates their ages and positions as of December 31, 2003:

Name	Age	Position
Rajesh K. Soin	56	Chairman of the Board and Director
David S. Gutridge	57	Chief Executive Officer, Secretary and Director
John E. Longhouser	60	President
Michael I. Gearhardt	49	Chief Financial Officer, Senior Vice President and Treasurer
Benjamin D. Crane	68	Chief Operating Officer and Executive Vice President
Donald H. Weisert	60	Senior Vice President and Assistant Chief Operating Officer
Hugh K. Bolton	45	Senior Vice President
James C. Clark	62	Senior Vice President
Rebecca S. Morgann	56	Vice President, Director of Contracts
Robert S. Zangri	56	Vice President, Controller

Set forth below is biographical information for our executive officers:

Rajesh K. Soin has served as our Chairman of the Board since May 1984 and Chief Executive Officer from 1984 until May 2002. Mr. Soin has also served as Chairman of the Board of Directors and Chief Executive Officer of Soin International, LLC, a holding company previously known as MTC International, LLC and an affiliate of ours, since 1998.

David S. Gutridge has served as Chief Executive Officer of MTC Technologies, Inc. since October 2003 and as Secretary since April 2002. He also served as Chief Financial Officer, Treasurer and Executive Vice President from April 2002 until his appointment as Chief Executive Officer in October 2003. Mr. Gutridge joined us in 1993 and served as a Group President and Chief Operating Officer for us or one of our affiliates until becoming our Chief Financial Officer in April 2002. Prior to joining us, Mr. Gutridge had an extensive business career including approximately 12 years with the Fortune 500 company, Dayco Corp., where he was a director and held various offices such as Executive Vice President and Chief Financial Officer, and President and Chief Operating Officer. Mr. Gutridge has been a director of ours since 2002.

John E. Longhouser, Retired Major General, U.S. Army, was appointed President in November 2003. From July 2003 to November 2003, he served as our Senior Vice President for Land Forces and Strategic Planning. Before joining us, he served as Senior Vice President, U.S. Army Programs for Burdeshaw Associates Ltd., a defense industry consulting firm, from 1997 to 2003. Prior to joining Burdeshaw Associates, Mr. Longhouser served in the U.S. Army for 33 years, culminating with his appointment as Commanding General, U.S. Army Test and Evaluation Command, at Aberdeen Proving Ground, Maryland.

Michael I. Gearhardt has served as Chief Financial Officer, Senior Vice President and Treasurer since October 2003. From 2001 until he joined us, Mr. Gearhardt served as President for the worldwide operations of Carlisle Power Transmission Products, Inc., an industrial power transmission products manufacturer. From 1991 to 2001, Mr. Gearhardt served in various financial roles within Mark IV Industries, at the time a publicly traded automotive and industrial manufacturing company, including three years as Executive Vice President and Chief Financial Officer of the Industrial Division.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Benjamin D. Crane, Retired Colonel, U.S. Air Force, joined us in 1987 and has served as our Chief Operating Officer since January 2000. Mr. Crane served as our Director of Aerospace Division from 1991 to 2000, Central Region Planner from 1991 to 1994, Director of Project Management from 1989 to 1991 and Senior Manager for U.S. Air Force contracts from 1987 to 1989. Prior to joining us, Mr. Crane served in the U.S. Air Force for 29 years, concluding as the Deputy Commander Strategic Systems Program.

Donald H. Weisert, Retired Colonel, U.S. Air Force, joined us in 1992 and serves as our Senior Vice President and Assistant Chief Operating Officer. Mr. Weisert served as our Vice President and Director from 1999 to 2002, Department Manager from 1994 to 1999 and Program Manager from 1992 to 1994. Prior to joining us, Mr. Weisert served in the U.S. Air Force for 26 years, concluding as the Chief of Engineering and Manufacturing Development of the B-2 Advanced Technology Bomber Program Office.

Hugh K. Bolton joined us in 1992 and serves as our Senior Vice President with direct oversight of all intelligence community business operations. Mr. Bolton served as our Vice President and Director from 1999 to 2002, and in various technical and management positions from 1992 to 1999. Prior to joining us, Mr. Bolton served in the U.S. Air Force supporting highly sensitive programs within the U.S. Air Force and U.S. intelligence community.

James C. Clark, Retired Colonel, U.S. Air Force, joined us in 1991 and serves as our Senior Vice President with direct oversight of all our engineering business operations. Mr. Clark served as our Vice President and Director from 1999 to 2002, and in various technical and management positions from 1991 to 1999. Prior to joining us, Mr. Clark served in the U.S. Air Force for 26 years, concluding as the Chief, Logistics Research Division.

Rebecca S. Morgann, joined us in 1994 and serves as Vice President and Director of Contracts. Ms. Morgann served as our Manager of Contracts and our Director of Contracts prior to her promotion to Vice President. Ms. Morgann has more than 25 years experience in contract management and government and commercial purchasing.

Robert S. Zangri, joined us in 2000 and serves as Vice President and Controller. Mr. Zangri has served as our Controller since 2000 and was promoted to Vice President in 2002. Prior to joining us, Mr. Zangri had an extensive business career including five years as a Director of Finance for the North American Powder Metal Division of Federal-Mogul, an automotive parts manufacturer. Prior to working for Federal-Mogul, Mr. Zangri served for fourteen years in various accounting positions with Leland Electrosystems, Inc., a manufacturer of aircraft electrical power and power control systems primarily used in military applications. Mr. Zangri served his last five years with Leland Electrosytems as Chief Financial Officer.

Each such officer shall hold such office until a successor is selected and qualified.

Available Information

The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s Internet address is http://www.mtctechnologies.com. The information contained on the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 2.    Properties

We have maintained our corporate headquarters in Dayton, Ohio since 1984. We presently lease an approximately 53,000 square foot facility at 4032 Linden Avenue. The lease expires on November 16, 2018.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We lease a total of 188,668 square feet in 26 locations throughout the United States, 188,354 square feet of which is used by us and 314 square feet of which is subleased by us to other parties. Our aggregate monthly lease payment is approximately $178,000. Our customers pay directly for approximately 4.8% of our total square footage, accounting for $14,096 of our total monthly payment.

We maintain one Sensitive Compartmented Information Facility, comprising approximately 3,500 square feet in Dayton, Ohio. This is a reinforced facility with multiple secure zones, protected electronically and restricted to special classified “need to know” program access. This facility is also cleared for Top-Secret Sensitive Compartmented Information (SCI) and Special Access data handling and storage. Five of our other locations in the United States are cleared for secret handling and storage.

Item 3.    Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations. For more information, please see Note P to our audited consolidated financial statements for the year ended December 31, 2003.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003, through the solicitation of proxies or otherwise. We intend to present the following matters to a vote of security holders in connection with the Company’s 2004 Annual Meeting of Stockholders on April 21, 2004:

1.	Elect two directors
2.	Ratify the selection of Ernst & Young LLP as independent accountants
3.	Transact any other business that may properly come before the Annual Meeting of Stockholders

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

    Market Information

Our common stock is quoted on the Nasdaq National Market, and began trading under the symbol “MTCT” on June 28, 2002. As of December 31, 2003, there were 13,210,946 shares of common stock outstanding that were held by approximately 1,900 stockholders, five of which were stockholders of record.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table lists the high and low per share sales prices for our common stock as quoted on the Nasdaq Stock Market, where the stock trades under the symbol “MTCT” for the periods indicated. See Dividend Policy below.

	Sales Price
	High	Low
Year Ended December 31, 2002
Second quarter (from June 28, 2002 though June 30, 2002)	$20.25	$18.80
Third quarter	22.66	15.65
Fourth quarter	26.10	20.30

Year Ended December 31, 2003
First quarter	$25.50	$17.10
Second quarter	27.14	16.42
Third quarter	28.40	21.45
Fourth quarter	33.41	22.75

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

All of our assets consist of the stock of one of our subsidiaries. We will have to rely upon dividends and other payments from our subsidiaries to generate the funds necessary to make dividend payments, if any, on our common stock. Our subsidiaries, however, are legally distinct from us and have no obligation to pay amounts to us. The ability of our subsidiaries to make dividend and other payments to us is subject to, among other things, the availability of funds, the terms of our subsidiaries’ indebtedness and applicable state laws.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 6.    Selected Financial Data

The tables shown below set forth selected consolidated financial data for the years ended December 31, 1999 through 2003. There were no cash dividends declared or paid in any of the periods presented. Prior to June 28, 2002, we were an S corporation for income tax purposes, and as a consequence, we paid no federal income tax and paid only certain state income taxes.

This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this document.

	Year Ending December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share and per share data)
Income statement data:
Revenue	$188,707	$118,540	$92,590	$75,961	$70,319
Cost of revenue	158,058	96,356	75,248	61,866	59,069

Gross profit	30,649	22,184	17,342	14,095	11,250
General and administrative expenses excluding management fees to related party and stock compensation expense	9,525	7,792	5,074	4,965	5,435
Management fees to related party(1)	—	556	2,395	2,549	1,015
Stock compensation expense(2)	—	5,215	—	—	—

Total general and administrative expenses.	9,525	13,563	7,469	7,514	6,450
Intangible asset amortization(3)	742	119	1,086	471	—

Operating income	20,382	8,502	8,787	6,110	4,800
Net interest expense (income)	(288)	160	570	618	425

Income from continuing operations before income tax expense	20,670	8,342	8,217	5,492	4,375
Income tax expense	8,181	656	—	—	—

Income from continuing operations	12,489	7,686	8,217	5,492	4,375
Loss from discontinued operations(4)	—	—	(453)	(1,182)	(2,877)

Net income	$12,489	$7,686	$7,764	$4,310	$1,498

Basic and diluted earnings per common share from continuing operations	$0.95	$0.67	$0.83	$0.56	$0.27
Weighted average basic shares outstanding	13,083,578	11,405,351	9,887,482	9,887,482	16,479,961
Weighted average diluted shares outstanding	13,185,424	11,538,802	9,887,482	9,887,482	16,479,961

	Year Ending December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance sheet data:
Working capital	$32,539	$36,895	$10,115	$11,311	$7,865
Total assets	102,267	71,488	25,734	41,003	29,864
Long-term obligations	—	—	13,075	18,418	15,262
Stockholders’ equity (deficiency in net assets)	65,235	49,778	(121)	10,913	4,461

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

(1)	The management fees to a related party were paid to a wholly owned affiliate of our then sole stockholder. The nature of the services received from the affiliate included our then sole stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. Although the management fees have been eliminated, most of these costs have been replaced on an annual recurring basis, and by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

(2)	Non-cash stock compensation expense of $5.2 million was recognized in March 2002, in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock pursuant to Rule 701 under the Securities Act of 1933. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note N to our consolidated financial statements.

(3)	We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and discontinued the amortization of goodwill as of that date. In addition, we achieved full amortization of the purchase price allocated to the contracts of RJO Enterprises, Inc., in September 2001. The intangible asset amortization in 2002 and 2003 relates to the purchase price allocated to the acquisitions that were made in the fourth quarter of 2002 and 2003.

(4)	In anticipation of our initial public offering, we disposed of or discontinued substantially all of our operations that were not related to our core business. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note I to our consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

Overview

We provide sophisticated systems engineering, information technology, intelligence and program management services, primarily to U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2003 and 2002, about 95% and 87%, respectively, of our revenue was derived from our customers

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it increases its focus on modernizing defense capabilities and maintaining national security.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, a significant amount of our revenue has in recent years been earned under two contracts, the ASC/BPA and the FAST contract. Revenue under the ASC/BPA was approximately 13% and 20% of our total revenue for the years ended December 31, 2003 and 2002, respectively. The largest task order under the ASC/BPA amounted to approximately 2% of total revenue for the years ended December 31, 2003 and 2002. The ASC/BPA, which was originally awarded as a small business set aside contract, expires on September 30, 2005 and our ability to retain this contract is uncertain. It is possible that some of our current work under the ASC/BPA could be converted to GSA schedules or other contract vehicles.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Revenue under the FAST contract was approximately 33% and 17% of total revenue for the years ended December 31, 2003 and 2002, respectively. The FAST revenue for the year ended December 31, 2003 was comprised of 48 separate task orders, the largest of which amounted to approximately 6% of total revenue for that period. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for the year ended December 31, 2003.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders each year over its approximately four and a half year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of December 31, 2003, we have been awarded 52 task orders under the FAST contract with a remaining potential award value of approximately $940 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than we have used historically. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating income, as a percentage of total revenue, will diminish, although it will grow in absolute dollars.

Our federal government contracts, which comprised over 95% of our revenue in 2003, are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2000 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the years ended December 31, 2003 and 2002, approximately 83% and 77%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 64% and 79%, respectively, of our revenue for the years ended December 31, 2003 and 2002 consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

•	Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contract, we can either make more money than we originally anticipated or lose money on the contract.

•	Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm, fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A significant portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

•	Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Years ended December 31,
	2003	2002	2001
Time-and-materials	50%	61%	72%
Fixed-price	35	24	16
Cost-plus	15	15	12

Total	100%	100%	100%

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We began recording work-in-process inventory during the second quarter of 2003 because some of our task orders under the FAST contract have reached the production delivery stage. On these task orders, we are now required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

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

Cost of Revenue.    Cost of revenue primarily consists of the costs for providing our services to customers, which primarily include the salaries and wages, plus associated fringe benefits, of our employees directly serving customers, and the occupancy and other infrastructure costs necessary to support those employees. Cost of revenue also includes the cost of subcontractors and outside consultants, third-party materials, such as hardware and software, that we purchase and provide to the customer as part of the contract, depreciation, and any other costs, such as travel expenses, incurred to support contract efforts.

General and Administrative Expenses.    General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include related depreciation, all amortization, and occupancy and travel expenses for employees performing general and administrative functions. For the year ended December 31, 2002, it also includes $5.2 million in non-cash stock compensation expense.

Included in general and administrative expenses prior to March 31, 2002 were management fees paid to a related party. The management fees were paid to a wholly owned affiliate of our then sole stockholder. The nature of services received from the affiliate included our then sole stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. We continue to utilize aircraft that we jointly own with and rent certain facilities from entities related to our Chairman of the Board. Although the management fees have been eliminated, most of these costs have been replaced on a recurring basis and, by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

Goodwill and Intangible Assets.    Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Intangible Assets, on January 1, 2002, we amortized goodwill over fifteen years. Upon adoption of SFAS No. 142, we discontinued amortization of goodwill. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts. We have elected to conduct our annual impairment reviews during the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit.

Income Taxes.    On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under SFAS No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a non-cash deferred tax benefit of $2.6 million, and current and non-current deferred tax assets were recorded in June 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes. Accordingly, an income tax provision is included in the income statements for all periods after June 28, 2002.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes. Accordingly, the income statements do not reflect an income tax provision.

Results of Operations

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Years ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	83.8	81.3	81.3

Gross profit	16.2	18.7	18.7
General and administrative expenses:
Third party	4.8	6.1	5.1
Related party	0.2	0.9	3.0
Stock compensation expense	—	4.4	—

Total general and administrative expenses	5.0	11.4	8.1
Intangible asset amortization	0.4	0.1	1.1

Operating income	10.8	7.2	9.5
Net interest income (expense)	0.2	(0.1)	(0.6)

Income from continuing operations before income tax expense	11.0	7.1	8.9
Income tax expense	4.4	0.6	—

Income from continuing operations	6.6	6.5	8.9
Loss from discontinued operations	—	—	(0.5)

Net income (loss)	6.6%	6.5%	8.4%

Prior to June 28, 2002, we operated as an S corporation and were not subject to federal or certain state income taxes for the first six months of 2002 and all of 2001. See income tax discussion below.

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002

The comparability of general and administrative expenses, operating income, income tax expense, and net income for the years ended December 31, 2003 and 2002 was affected by the following significant items:

•	the $5.2 million non-cash stock compensation expense recorded in March 2002;

•	non-cash deferred income tax benefit of $2.6 million recorded in June 2002, when the company changed its S corporation status to C corporation status; and

•	income tax expense being recorded for the year ended December 31, 2003 and not during the six months ended June 30, 2002 (by virtue of the company being an S corporation until June 28, 2002).

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

In order to depict general and administrative expenses, operating income, income tax expense, and net income on a more directly comparable basis, the following table shows 2002 as reported and, along with the following discussion of results of operations, considers the above items on a pro forma basis and assumes a 40% effective tax rate:

	Year ended December 31, 2002 As reported	Pro forma Adjustments	Year ended December 31, 2002 Pro forma
	(in thousands)
General and administrative expenses	$13,563	$(5,215)	$8,348
Operating income	8,502	5,215	13,717
Income before income taxes	8,342	5,215	13,557
Income tax expense	656	4,767	5,423
Net income	$7,686	$448	$8,134

The items mentioned above also affect the comparability of general and administrative expenses, operating income, income tax expense, and net income for the years ended December 31, 2002 and 2001.

Revenue:    Revenue for the year ended December 31, 2003 increased 59.2%, or $70.2 million, to $188.7 million as compared to $118.5 million in the same period in 2002. Organic growth of 42.8% amounted to $50.8 million of the $70.2 million increase in revenue, and the remaining $19.4 million of revenue growth, or 16.4%, came from acquisitions. $40.2 million of our organic growth was delivered through the use of subcontractors, primarily in connection with several task orders under the FAST contract. The balance of our organic growth was the result of a $13.7 million increase in work by our own people on new or increased contracts and task orders, primarily from growth in FAST, ASC/BPA and GSA task orders. The increase in direct revenue was partially offset by a $2.9 million decrease in revenue from our two largest non-defense customer groups and decreased revenue on task orders that ended after December 31, 2002.

Gross profit:    Gross profit for the year ended December 31, 2003 increased 38.2%, or $8.5 million, to $30.6 million as compared to $22.2 million in the same period in 2002. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2003 was 16.2% as compared to 18.7% for 2002. This decrease in gross margin percentage is primarily attributable to the previously forecasted increase in the use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work.

General and administrative expenses:    Total general and administrative expenses for the year ended December 31, 2003, decreased 29.8%, or approximately $4.0 million, to $9.5 million as compared to $13.6 million for the year ended December 31, 2002. This decrease is solely attributable to the $5.2 million non-cash stock compensation expense that was recorded in March 2002, as discussed below. Without this charge, general and administrative expenses for the year ended December 31, 2003 would have increased 14.1%, or $1.2 million as compared to the prior year, primarily as a result of increased salary and benefit expenses resulting from the addition of personnel to support our growth as well as increased insurance and bid and proposal costs. However, the percentage of general and administrative expenses before stock compensation declined as a percentage of revenue from 7.0% for the year ended December 31, 2002 to 5.0% for 2003.

Non-cash stock compensation expense of $5.2 million was recorded in March 2002 in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. All other options issued since March 2002 have an option price equal to the estimated fair market value of the shares at the date of the grant and as such require no charge against earnings.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Intangible asset amortization:    Intangible asset amortization for the year ended December 31, 2003 increased approximately $0.6 million, to $0.7 million as compared to $0.1 million for the year ended December 31, 2002. This increase is a result of a full year of amortization of the purchase price allocated to the contracts of AMCOMP of $0.4 million as well as the $0.3 million of intangible asset amortization recorded in the fourth quarter of 2003 for the acquisition of ICI and Vitronics.

Operating income:    Operating income for the year ended December 31, 2003 increased 139.7%, or $11.9 million, to $20.4 million as compared to $8.5 million for the year ended December 31, 2002. A major cause of this increase in operating income was primarily the result of the $5.2 million non-cash stock compensation expense that was recorded in March 2002, as discussed above. Without this charge, operating income for the year ended December 31, 2003 would have increased 48.6%, or $6.7 million as compared to 2002, primarily resulting from the increased gross profit, partially offset by higher general and administrative expenses (excluding the non-cash stock compensation expense) and intangible asset amortization. Excluding the stock compensation expense, operating income as a percentage of revenue decreased from 11.6% of revenue for the year ended December 31, 2002 to 10.8% for 2003.

Net interest income (expense):    Net interest income for the year ended December 31, 2003, increased by $0.5 million, to $0.3 million as compared to net interest expense of $0.2 million for the year ended December 31, 2002. We repaid all outstanding debt in July 2002 with proceeds from our initial public offering and invested the balance of the proceeds, which has resulted in net interest income.

Income tax expense:    We did not record a provision for income taxes for the periods prior to June 28, 2002 because we were an S corporation for income tax purposes and, as a result, were not subject to federal or certain state income taxes. On June 28, 2002, we changed from an S corporation to a C corporation under Internal Revenue Service regulations. As a result of this change, we were required under SFAS No. 109 to establish deferred tax balances. As a result, a non-cash deferred tax benefit of $2.6 million, and current and non-current deferred tax assets were recorded in June 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes. Accordingly, an income tax provision is included in the income statements for all periods after June 28, 2002. Since we have started paying income taxes, our effective rate has remained relatively unchanged at approximately 40%.

Net income:    Net income increased 62.5%, or approximately $4.8 million, to $12.5 million for the year ended December 31, 2003, compared to $7.7 million for the year ended December 31, 2002. This increase in net income was primarily the result of increased operating income. Excluding the $5.2 million non-cash stock compensation expense and the $2.6 million non-cash deferred tax benefit recorded during the year ended December 31, 2002 and assuming that a 40% income tax rate had been effective for the entire twelve months ended December 31, 2002, net income for the year ended December 31, 2003 would have increased 53.5%, or $4.4 million, as compared to 2002.

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

Revenue:    Revenue for the year ended December 31, 2002 increased 28.0%, or approximately $26.0 million, to $118.5 million as compared to $92.5 million for the year ended December 31, 2001. The increase primarily resulted from the following:

•	Approximately $14.1 million increase in subcontract revenue recognized under the FAST contract;

•	Approximately $8.7 million of net additional revenue resulting from new contracts and task orders, including U.S. Marine Corps Infrastructure, U.S. Army Technical, Engineering, Fabrication, and Operations Support Service, FAST, ASC/BPA and Cruise Missile Product Group Advisory and Analysis Support projects, partially offset by other programs which ended in 2002; and

•	Approximately $3.2 million of revenue growth resulting from the acquisition of AMCOMP in October 2002.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Gross profit:    Gross profit for the year ended December 31, 2002 increased 27.9%, or approximately $4.8 million, to $22.2 million, as compared to $17.3 million for the year ended December 31, 2001. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue was 18.7% for the years ended December 31, 2002 and 2001.

General and administrative expenses:    Total general and administrative expenses for the year ended December 31, 2002, increased 81.6%, or approximately $6.1 million, to $13.6 million as compared to $7.5 million for the year ended December 31, 2001. The increase was primarily a result of the $5.2 million non-cash stock compensation expense that was recorded in March 2002, as discussed below. Without this charge, general and administrative expenses for the year ended December 31, 2002, would have increased 11.8% or $0.9 million as compared to the prior year. The major factors contributing to the net increase were:

•	Third party general and administrative expenses for the year ended December 31, 2002 increased 55.2%, or approximately $2.6 million, to $7.3 million as compared to $4.7 million for the year ended December 31, 2001 for the following items:

—	a $1.3 million increase in salary expense resulting from a $0.8 million expense recognized for the retention bonus for the former Chief Executive Officer and $0.5 million in additional salaries, primarily resulting from the increase in base compensation of our former Chief Executive Officer, the addition of a chief financial officer’s salary, and other salaried positions; and

—	a $0.7 million increase in professional fees, a $0.4 million increase in insurance expense related to premiums paid for directors and officers insurance, and a $0.2 million increase in depreciation expense;

•	Related party general and administrative expenses decreased 61.7%, or $1.7 million, to $1.1 million as compared to $2.8 million for the year ended December 31, 2001. This decrease was primarily a result of ceasing to pay related party management fees as of March 31, 2002;

•	Non-cash stock compensation expense of $5.2 million was recognized in March 2002, in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. All other options issued since March 2002 have an option price equal to the estimated fair market value of the shares at the date of the grant and as such require no charge against earnings.

Intangible asset amortization:    Intangible asset amortization for the year ended December 31, 2002 decreased 89.1%, or $1.0 million, to $0.1 million as compared to $1.1 million for the year ended December 31, 2001. This decrease was a result of achieving full amortization of the purchase price allocated to the contracts of RJO Enterprises, Inc. in September 2001, and the discontinuance of the amortization of goodwill acquired in connection with the acquisition of certain assets of RJO Enterprises, Inc. on January 1, 2002, when we adopted SFAS No. 142, which terminated the policy of goodwill amortization. In October 2002, after acquiring AMCOMP, we began amortizing the $3.0 million of purchase price allocated to the contracts of AMCOMP over their estimated useful life of 6.5 years, as determined by an independent appraiser, resulting in a charge to earnings of $0.1 million.

Operating income:    Operating income for the year ended December 31, 2002 decreased 3.2%, or $0.3 million, to $8.5 million as compared to $8.8 million for the year ended December 31, 2001. This decrease was caused by the accrual of the non-cash stock compensation expense of $5.2 million. Without this expense, operating income would have increased 56.1%, or $4.9 million, to $13.7 million, primarily as a result of the increased gross profit.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Net interest expense:    Net interest expense for the year ended December 31, 2002 decreased 71.9%, or $0.4 million, to $0.2 million as compared to $0.6 million for the year ended December 31, 2001. We repaid all outstanding debt in July 2002 with the proceeds from our initial public offering and invested the balance of the proceeds, which resulted in decreased net interest expense.

Income tax expense:    On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. This change required us to establish deferred tax balances, in accordance with SFAS No. 109. As a result, a deferred tax benefit of approximately $2.6 million, and current and non-current deferred tax assets were recognized in June 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. The income tax expense of $0.7 million for the year ended December 31, 2002, includes a net deferred tax benefit of $1.5 million and current income tax expense of $2.1 million recognized on net income generated since we changed to a C corporation on June 28, 2002. Excluding the $2.6 million deferred tax benefit recognized in June 2002, our effective tax rate for the period we were a C corporation was approximately 40%.

Income from continuing operations:    Income from continuing operations decreased 6.5%, or approximately $0.5 million, to $7.7 million for the year ended December 31, 2002, compared to $8.2 million for the year ended December 31, 2001. The decrease resulted primarily from the $5.2 million non-cash stock compensation expense, partially offset by the $2.6 million income tax benefit recognized during the second quarter of 2002. Without these two items, income from continuing operations would have been approximately $10.3 million for an increase of 24.8% over 2001. However, income from continuing operations for 2001 does not reflect any income tax expense, due to our S corporation status, as discussed above.

Liquidity and Capital Resources

Historically, our positive cash flow from operations and our available credit facility have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our cash and cash equivalents balance was $15.1 million and $22.0 million on December 31, 2003 and 2002, respectively. Our working capital was $32.5 million and $36.9 million at December 31, 2003 and 2002, respectively. Our working capital decreased $4.4 million in 2003 primarily as a result of the following fluctuations:

•	a $6.9 million decrease in cash and cash equivalents primarily reflecting the $16.8 million in payments for businesses acquired in 2003, partially offset by cash provided by operating activities;

•	a $13.5 million increase in other current liabilities primarily resulting from a $7.2 million increase in accounts payable reflecting increased non-labor costs, such as subcontract costs and direct materials, that resulted from the increased revenue volume in 2003, and from $4.6 million in additional amounts due under earn out agreements; and

•	a $15.4 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed resulting from the significant increase in revenue in 2003 as well as the acquisitions made in the fourth quarter of 2003.

Our operating activities provided cash of $11.4 million for the year ended December 31, 2003. The cash provided by operating activities was primarily composed of net income adjusted for: (a) the approximately $1.3 million in deferred income tax expense; (b) $1.2 million of depreciation and amortization expense; and (c) the $3.6 million of cash used for working capital purposes.

Our operating activities provided cash of $7.2 million for the year ended December 31, 2002 and $10.4 million for the year ended December 31, 2001. The $3.2 million decrease in cash provided by operating activities was primarily a result of a net increase in working capital requirements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our investing activities used cash of $18.9 million for the year ended December 31, 2003, as a result of $18.0 million in payments made in connection with acquisitions. The $18.0 million includes the additional consideration of $1.1 million which was paid to the former shareholders of AMCOMP in April 2003 as well as the purchase price and acquisition related payments totaling $16.8 million which were paid in the fourth quarter of 2003 for the acquisition of ICI and Vitronics. We currently anticipate that capital expenditures for 2004 will be approximately $1.8 million and will be for general corporate purposes.

Our investing activities used cash of $8.1 million for the year ended December 31, 2002 compared with $0.8 million in the same period of 2001. The increase in cash used in investing activities was due primarily to the cash paid for the acquisition of AMCOMP of $7.3 million, including acquisition expenses. This increase was partially offset by a $0.9 million decrease in advances to affiliates. No further advances to affiliates have been or will be made subsequent to March 31, 2002, and all balances at that date have been paid in full.

Our financing activities provided net cash of $0.6 million for the year ended December 31, 2003, primarily through common stock issuances and surrenders related to stock option transactions.

During the year ended December 31, 2002, cash provided from financing activities was $22.7 million. The cash was primarily provided by the net proceeds of our initial public offering of $43.8 million. We used a portion of these proceeds to repay our total bank debt outstanding on July 3, 2002, reducing the amount outstanding under those instruments from $14.1 million as of December 31, 2001 to zero. Prior to our initial public offering, we also made $9.2 million of distributions to our then sole stockholder, offset by a $2.0 million capital contribution from our then sole stockholder. During the year ended December 31, 2001, we used $9.3 million in cash for financing activities which included repayment $4.8 million of debt and a $4.5 million distribution to our then sole stockholder.

During the year ended December 31, 2003, we used $16.8 million in cash and shares of our common stock with a value of $2.4 million to finance the initial purchase price for ICI and Vitronics, including acquisition costs. Contingent payment obligations related to those acquisitions, as well as contingent payment obligations related to the AMCOMP acquisition made during the year ended December 31, 2002, could require us to make additional cash payments and issue additional shares of our common stock. See “Business—Acquisitions” above.

In January 2003, we replaced our $15 million revolving line of credit with a $35 million revolving line of credit. In January 2004, we amended the agreement governing our revolving line of credit, increasing the line of credit to $55 million. We can increase this line to $80 million subject to meeting certain requirements and obtaining our lenders’ approval. The agreement expires in December 31, 2005 and can be extended for additional one-year terms by mutual agreement with our lenders.

The interest rate we will pay if we have any borrowings will range from the prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

Borrowings under our line of credit are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and are required to meet certain financial covenants.

In February 2004, we completed a public offering of 2,250,000 shares of common stock. The Company’s net proceeds from the sale of the shares, after the underwriting discount and other expenses, was $59.2 million. We intend to use the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we selectively decide to acquire in the future.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds of our initial public offering, cash on hand and shares of our common stock. We expect to finance any future acquisitions with proceeds from our recent common stock offering, cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our credit facility or a combination of the foregoing.

Management believes that the proceeds from the recent sale of shares by us and our cash and cash equivalents balance, together with cash generated by operations and amounts available under our credit facility, will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures for the foreseeable future.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (SPEs) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2003, we were not involved in any unconsolidated SPEs or VIEs.

Contractual Obligations

Following is information regarding our long-term contractual obligations outstanding at December 31, 2003:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	10,305	2,103	2,673	1,837	3,692
Purchase Obligations	—	—	—	—	—

Total	$10,305	$2,103	$2,673	$1,837	$3,692

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Accounting Changes

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). We adopted SFAS No. 142 on January 1, 2002. We have performed the first step of the goodwill impairment test and have concluded that goodwill is not impaired. The table below shows the effect on net income had SFAS No. 142 been adopted in 2001:

December 31, 2001
(in thousands except per share data)
Net income	$7,764
Goodwill amortization	114

Adjusted net income	$7,878
Basic and diluted earnings per common share:
Net income	$0.79
Goodwill amortization	$0.01

Adjusted net income	$0.80

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. The adoption of the fair value provisions of FIN 45 did not have an impact on our consolidated financial statements as there were no guarantees or modifications of guarantees for the year ended December 31, 2003.

In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. The adoption of EITF 00-21 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of EITF 00-21 will have any near term impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a VIE established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. We are required to adopt the provisions of FIN 46 for any VIE created prior to February 1, 2003, by the end of the current fiscal year. Based on the our review of FIN 46, we do not believe we have any interests qualifying as VIEs and we do not anticipate that the provisions of FIN 46 will have any near term impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of SFAS No. 150 will have any near term impact on our consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

Our results of operations, particularly our revenue, gross profit and cash flow, may vary significantly from quarter to quarter depending on a number of factors, including the progress of contract performance, revenue earned on contracts, the number of billable days in a quarter, the timing of customer orders or deliveries, changes in the scope of contracts and billing of other direct and subcontract costs, timing of funding of task orders, the commencement and completion of contracts we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts or task orders commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year, and possibly ensuing quarters of the following year. On November 24, 2003, President Bush signed the National Defense Authorization Act for Fiscal Year 2004. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement. As a result of our initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility were repaid. We have no outstanding borrowings under our new credit agreement. We have invested a significant portion of our cash and cash equivalents in short-term, investment grade, interest- bearing securities including guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have, and during the year ended December 31, 2003 and the preceding fiscal year would not have had, a significant impact on future earnings or the fair market value of the securities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 8.    Financial Statements and Supplementary Data

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

MTC Technologies, Inc.

We have audited the consolidated balance sheet of MTC Technologies, Inc. as of December 31, 2003, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements present fairly, in all material respects, the consolidated financial position of MTC Technologies, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Dayton, Ohio

February 25, 2004

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

MTC Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of MTC Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2002 , and the related consolidated statements of income, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of MTC Technologies, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Dayton, Ohio

February 19, 2003

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(dollar amounts in thousands, except share and per share amounts)
CURRENT ASSETS:
Cash and cash equivalents (Note A)	$15,050	$21,950
Restricted cash (Note A)	—	2,503
Accounts receivable—net (Note B)	46,004	30,638
Cost and estimated earnings in excess of billings on uncompleted contracts (Note B)	2,249	2,171
Work-in-process inventories	2,488	—
Prepaid expenses and other current assets	1,957	1,343

Total current assets	67,748	58,605
PROPERTY AND EQUIPMENT—Net (Note C)	2,382	1,652
GOODWILL (Note K and L)	23,817	7,029
INTANGIBLE ASSETS, NET (Note K and L)	8,164	2,906
OTHER ASSETS (Note D)	156	1,296

TOTAL ASSETS	$102,267	$71,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,572	$11,345
Restricted funds payable to the government (Note A)	—	2,503
Compensation and related items	9,774	6,500
Amount due under earn-out agreement (Note K)	5,668	1,100
Billings in excess of costs and estimated earnings on uncompleted contracts (Note B)	481	262
Other current liabilities	714	—

Total current liabilities	35,209	21,710
LONG-TERM DEBT (Note E)	—	—
DEFERRED INCOME TAX LIABILITIES (NOTE O)	1,823	—
COMMITMENTS AND CONTINGENT LIABILITIES (Notes E, F and P)	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 13,210,946 and 12,890,237 shares issued and outstanding at December 31, 2003, and 2002, respectively,	13	13
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none of which is outstanding	—	—
Paid-in capital	53,751	49,834
Retained earnings	12,832	343
Treasury stock	(1,361)	(412)

Total stockholders’ equity	65,235	49,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,267	$71,488

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001
	(dollar amounts in thousands, except share and per share amounts)
Revenue (Note J)	$188,707	$118,540	$92,590
Cost of revenue (Note J)	158,058	96,356	75,248

Gross profit	30,649	22,184	17,342

General and administrative expenses:
Third-party	9,015	7,285	4,695
Related party (Note J)	510	1,063	2,774
Stock compensation expense (Note N)	—	5,215	—

Total general and administrative expenses	9,525	13,563	7,469
Intangible asset amortization (Note L)	742	119	1,086

Operating income	20,382	8,502	8,787

Interest income (expense):
Interest income (Note J)	288	236	411
Interest expense	—	(396)	(981)

Net interest income (expense)	288	(160)	(570)

Income from continuing operations before income taxes	20,670	8,342	8,217
Income tax expense (Note O)	8,181	656	—

Income from continuing operations	12,489	7,686	8,217

Loss from discontinued operations (Note I)	—	—	(453)

Net income	$12,489	$7,686	$7,764

Basic and diluted earnings per common share:
Income from continuing operations	$0.95	$0.67	$0.83
Loss from discontinued operations	—	—	(0.04)

Net income	$0.95	$0.67	$0.79

Weighted average common shares outstanding:
Basic	13,083,578	11,405,351	9,887,482
Diluted	13,185,424	11,538,802	9,887,482

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Due From Stockholder	Treasury Stock	Total
	Shares	Amount
	(dollar amounts in thousands)
BALANCE—December 31, 2000	9,887,482	$10	$4,399	$5,784	$—	$—	$10,193
Net income				7,764			7,764
Stockholder contribution			2,000		(2,000)		—
Stockholder distributions				(18,078)			(18,078)

BALANCE—December 31, 2001	9,887,482	10	6,399	(4,530)	(2,000)		(121)
Net income				7,686			7,686
Stockholder contribution					2,000		2,000
Stockholder distributions			(6,405)	(2,813)			(9,218)
Net proceeds from initial public offering offering	2,875,000	3	43,832				43,835
Stock compensation expense related to issuance of stock options			5,215				5,215
Exercise of stock options	145,273		608				608
Surrender of common stock from stock option transactions	(17,518)					(412)	(412)
Other			185				185

BALANCE—December 31, 2002	12,890,237	13	49,834	343	—	(412)	49,778
Net income				12,489			12,489
Common stock issued in connection with acquisition activities	98,079		2,400				2,400
Exercise of stock options	275,740		1,517				1,517
Surrender of common stock from stock option transactions	(53,110)					(949)	(949)

BALANCE—December 31, 2003	13,210,946	$13	$53,751	$12,832	$—	$(1,361)	$65,235

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,489	$7,686	$7,764
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense from stock options	—	5,215	—
Deferred income taxes	1,344	(1,268)	—
Depreciation and amortization	1,172	513	1,366
Discontinued operations	—	—	453
Other	—	10	3
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(7,259)	(7,710)	(324)
Costs and estimated earnings in excess of billings on uncompleted contracts	(79)	(1,653)	1,081
Work in process inventories	(2,488)	—	—
Prepaid expenses and other assets	(54)	(710)	(39)
Accounts payable	4,359	5,770	(1,734)
Compensation and related items	1,480	365	1,695
Billings in excess of costs and estimated earnings on uncompleted contracts	220	(795)	330
Other current liabilities	208	(178)	(147)

Net cash provided by operating activities	11,392	7,245	10,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable equity securities	—	167	33
Payments for acquired businesses	(17,997)	(7,343)	—
Purchase of marketable equity securities	—	(10)	—
Proceeds from sale of property and equipment	—	—	722
Additions to property and equipment	(863)	(908)	(659)
Increase in advances to affiliates	—	—	(923)

Net cash used in investing activities	(18,860)	(8,094)	(827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	—	43,835	—
Issuance of common stock	1,517	609	—
Net (repayments) borrowings on the revolving credit agreement	—	(9,075)	(5,907)
Payments on long-term debt	—	(5,000)	(864)
Proceeds from long-term borrowings	—	—	2,000
Capital contribution	—	2,000	—
Repurchase of common stock	(949)	(412)	—
Cash distributions to stockholder	—	(9,218)	(4,508)

Net cash provided by (used in) financing activities	568	22,739	(9,279)
Net cash used in discontinued operations	—	—	(342)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(6,900)	21,890	—
CASH AND CASH EQUIVALENTS:
Beginning of period	21,950	60	60

End of period	$15,050	$21,950	$60

NON-CASH DISTRIBUTION TO STOCKHOLDER:
Net assets of discontinued operations			$3,464
Advances to affiliates			9,055
Land and related development costs			1,105
Other assets			274
Other liabilities			(328)

			$13,570

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

A.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Operations—We provide sophisticated systems engineering, information technology, intelligence and program management services, primarily to U.S. defense, intelligence and civilian federal government agencies.

Sales to the federal government represent substantially all of our revenue. Consequently, accounts receivable balances consist primarily of amounts due from the federal government. In 2003, there were two contract vehicles containing over 110 task orders, which accounted for approximately 46% of our total revenue. In 2002 and 2001, these contracts accounted for approximately 37% and 18% of our total revenue, respectively. While the contract vehicles represent a significant portion of our total revenues, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are Systems Engineering and Technical Services, Information Technology, Intelligence and Program Management. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. In addition, there were no sales to any foreign customers.

Use of Estimates—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include amounts based on management’s best estimates and judgments. The use of estimates and judgments may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of MTC Technologies, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents—We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For these investments, the carrying amount is a reasonable estimate of fair value.

Restricted Cash and Restricted Funds Payable to the Government—Restricted cash and restricted funds payable to the government of $2,503 at December 31, 2002, included proceeds from sales of government property that we conducted on behalf of a government customer. We collect the funds from these sales and periodically pay them to the government over the course of the contract. At December 31, 2003, there was not any restricted cash or restricted funds payable to the government.

Accounts Receivable—Accounts receivable consist of amounts billed and currently due from customers, and include unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As such revenues are recognized, appropriate amounts of customer advances, performance-based payments and progress payments are reflected as an offset to the related accounts receivable balance.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

Revenue and Cost Recognition—We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. We recognize revenue on fixed-price contracts under the percentage-of-completion method based on costs incurred in relation to total estimated costs, or upon delivery of specific products or services, as appropriate. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

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

Property and Equipment—We record our property and equipment at cost. Depreciation and amortization of property and equipment are provided using straight-line and accelerated methods over estimated useful lives. We use estimated useful lives of 3-7 years for equipment, 5 years for vehicles, 5-7 years for furniture and fixtures and 5-39 years for leasehold improvements.

Work-in-process inventory— We began recording work-in-process inventory during the second quarter of 2003 because some of our task orders under the Flexible Acquisition and Sustainment Tool (FAST) contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis. The work in process inventory balance at December 31, 2003 has been reduced by $176 in progress payments.

Goodwill and Intangible Assets—Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Intangible Assets, on January 1, 2002, we amortized goodwill over fifteen years. Upon adoption of SFAS No. 142, we discontinued amortization of goodwill. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. See Note L, Goodwill and Intangible Assets.

Long-lived Assets—Long-lived assets and certain intangibles are reviewed for impairment, based upon the undiscounted expected future cash flows, whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

Fair Value of Financial Instruments—The carrying amount of our accounts receivable, accounts payable and accrued expenses approximate their fair value. There is currently no bank debt outstanding; however, our revolving credit agreement has a floating interest rate that varies with current indices and, as such, the recorded value would approximate fair value.

Income Taxes—On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under SFAS No. 109, Accounting for Income Taxes, to establish deferred tax balances. As a result, a deferred tax benefit of $2,644 and current and non-current deferred tax assets were recognized in June 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. We recorded a provision for federal and state income taxes during the six months ended December 31, 2002 and for the twelve months ending December 31, 2003.

Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes.

Earnings Per Common Share—Basic earnings per common share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted weighted average shares outstanding equal basic weighted average shares outstanding for the year ended December 31, 2001 because there were no common stock equivalents outstanding during this period. The weighted average shares for the years ended December 31, 2003 and 2002 are as follows:

	Year ended December 31,
	2003	2002
Basic weighted average common shares outstanding	13,083,578	11,405,351
Effect of potential exercise of stock options	84,070	133,451
Effect of contingently issued shares	17,776	—

Diluted weighted average common shares outstanding	13,185,424	11,538,802

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the financial statements related to employee stock option awards issued under the 2002 Equity and Performance Incentive Plan. Compensation expense of $5,215 was recognized on options that were granted to three key members of our senior management in May 2002, to the extent that the estimated fair value of the options exceeded the option price. The options granted fulfilled a stock compensation award that was made in March 2002.

Recent Accounting Pronouncements—In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

The recognition requirements are effective for guarantees initiated after December 31, 2002. The adoption of the fair value provisions of FIN 45 did not have an impact on our consolidated financial statements, as there were no guarantees or modifications of guarantees for the year ended December 31, 2003.

In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. The adoption of EITF 00-21 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of EITF 00-21 will have any near term impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. We are required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003, by the end of the current fiscal year. Based on our review of FIN 46, we do not believe we have any interests qualifying as VIEs and we do not anticipate that the provisions of FIN 46 will have any near term impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements and we do not anticipate the adoption of SFAS No. 150 will have any near term impact on our consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

B.    ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Unbilled recoverable costs and accrued profit represents costs incurred and estimated fees earned on cost-plus fixed fee and time-and-materials service contracts for which billings have not been presented to customers. Unbilled amounts of $796 and $536 at December 31, 2003 and 2002, respectively, represent retainers on government contracts that are expected to be collected during the next fiscal year.

	December 31,
	2003	2002
Amounts billed:
Federal government contracts	$32,735	$13,495
Commercial contracts	598	416
Related parties	288	307
Other	348	—

	33,969	14,218
Unbilled recoverable costs and accrued profit:
Federal government contracts	11,862	16,478
Commercial contracts	151	42
Related parties	189	—

	46,171	30,738
Less allowance for doubtful accounts	(167)	(100)

Total accounts receivable	$46,004	$30,638

The following relates to fixed-price contracts:

	Costs and Estimated Earnings in Excess of Billings	Billings in Excess of Costs and Estimated Earnings
December 31, 2003:
Costs and estimated earnings	$4,816	$4,449
Billings	(2,567)	(4,930)

	$2,249	$(481)

December 31, 2002:
Costs and estimated earnings	$6,762	$6,391
Billings	(4,591)	(6,653)

	$2,171	$(262)

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

Allowance for doubtful accounts:

Year ended December 31,	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Write-offs	Balance at End of Period
2003	$126	$63	$—	$22	$167

2002	$149	$71	$—	$120	$100

2001	$125	$8	$42	$26	$149

The 2003 “Balance at Beginning of Period” includes the balance at the date of acquisition for International Consultants, Inc. (ICI) and Vitronics Inc.

C.    PROPERTY AND EQUIPMENT

	December 31,
	2003	2002
Equipment	$4,922	$3,031
Furniture and fixtures	1,056	522
Leasehold improvements	409	331
Vehicles	713	450

	7,100	4,334
Accumulated depreciation and amortization	(4,718)	(2,682)

Property and equipment, net	$2,382	$1,652

Depreciation expense was $430, $395 and $279 for the years ended December 31, 2003, 2002 and 2001, respectively.

D.    OTHER ASSETS

	December 31,
	2003	2002
Deposits and other	$156	$144
Deferred tax benefit (Note O)	—	1,152

	$156	$1,296

E.    LONG-TERM DEBT

We did not have any debt outstanding at December 31, 2003 or 2002. In January 2003, we replaced our $15,000 revolving line of credit with a $35,000 revolving line of credit. We had the ability to increase this line to $50,000 subject to meeting certain requirements and obtaining our banks’ approval. The agreement is for an initial term of three years and has an “evergreen” feature whereby it can be extended an additional year, each year, by mutual agreement with our banks. In January 2004, we amended our revolving credit agreement with the same four banks, increasing the borrowing availability to $55,000. The line can be increased to $80,000 subject to meeting certain requirements. Currently, we do not have any outstanding borrowings.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

The interest rate we would pay if we had any borrowings under our line of credit will be dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

Borrowings under our line of credit are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants.

F.    OPERATING LEASES

We lease certain administrative facilities from related parties and others (See Note J). Operating leases require monthly payments and expire at various dates through 2018. Additionally, renewal options for additional terms of three to five years are included in most agreements. Total operating lease expense totaled $2,319, $2,055 and $1,969 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum annual rental payments under operating leases are as follows:

Year Ending December 31,
2004	$2,103
2005	1,616
2006	1,057
2007	933
2008	904
Thereafter	3,692

$10,305

G.    SUPPLEMENTAL CASH FLOW INFORMATION

Other cash flow information for the year ended December 31, 2003, 2002 and 2001, is as follows:

	December 31,
	2003	2002	2001
Interest paid	$—	$396	$981
Federal, state and local income taxes paid	$6,250	$2,294	$60
Amounts payable under earn-out agreements	$5,668	$1,100	$—
Acquisition price paid in shares of common stock	$2,400	$—	$—

H.    PROFIT SHARING PLAN

We sponsor a defined contribution 401(k) profit sharing plan that covers all eligible full-time and part-time employees. An eligible employee may make pre-tax contributions to the plan of up to 15% of his or her compensation. We provide 50% matching funds for eligible participating employees, limited to the employee’s participation of up to 10% of earnings. Our contributions to the plan totaled $1,877, $1,844 and $1,293 for the years December 31, 2003, 2002 and 2001, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

I.    DISCONTINUED OPERATIONS

In anticipation of our initial public offering, we disposed of or discontinued substantially all of our operations that were not related to our core business. Accordingly, effective December 31, 2001, we distributed our wholly owned subsidiaries, MTC Manufacturing, Inc. (a manufacturer of steel and aluminum products with sales of approximately $4 million in 2001) and Freund Laws, Inc. (a non-operating company whose sole function was ownership of a partnership interest in a dormant business), and our majority interest in a real estate partnership, BC Golf Limited Partnership, to our then sole stockholder. The distributions of these entities have been recorded as discontinued operations. The operating results of these entities for the year ended December 31, 2001 were: Revenue of $5,831; Costs and expenses of $6,284; and Net loss of $(453).

In addition, at December 31, 2001, we distributed to our then sole stockholder certain other net assets, which consisted primarily of advances to affiliates, land and related development costs, and various liabilities. The carrying value of these distributed net assets at distribution was $10,106. Land and related development costs were sold during 2001 for $722.

J.    RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Years ended December 31,
	2003	2002	2001
Included in general and administrative expenses:
Shared services paid to related parties (Soin International)	$—	$584	$2,447
Shared services charged to related parties	—	(28)	(169)
Aircraft usage charges paid to Soin International	61	34	117
Rent paid to related parties	449	473	379

	$510	$1,063	$2,774

Other rent paid to related parties	$132	$144	$259

Interest income from related parties	$—	$—	$257

Sub-contracting services paid to related parties:
GTIC India	$492	$482	$475

Aerospace Integration Corporation (AIC)	$—	$146	$515

International Consultants, Inc. (ICI)	$24	$—	$—

Revenues from related parties:
Integrated Information Technology Company (IITC)	$1,463	$1,730	$1,567

ICI	$177	$402	$457

AIC	$—	$—	$40

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

Prior to March 31, 2002, we received administrative services from Soin International, LLC, which is wholly owned by an entity related to Mr. Soin. The charges for these services generally reflected the marginal cost of the service provided, plus a pro-rata share of the associated fixed costs. In addition, we lease one facility, and utilize aircraft owned, or partially owned, by entities related to Mr. Soin.

In 2002 and 2003, we made the following purchases from a related party:

•	In June 2002, we purchased, at fair value of approximately $431, a 90% ownership interest in an airplane owned by Soin Aviation, LLC;

•	In March 2003, we purchased, at fair value of approximately $42, a 10% ownership interest in an airplane owned by Soin Aviation, LLC; and

•	In December 2003, we made a commitment, at fair value of approximately $135 to purchase a 10% ownership interest in an airplane owned by Soin Aviation, LLC.

We have also entered into a sharing arrangement with Soin Aviation, LLC under which we are responsible for a pro-rata share of the fixed and marginal costs associated with aircraft owned by us and Soin Aviation, LLC.

Sub-contracting services paid to International Consultants Inc. (ICI) and revenues from related parties for ICI were incurred prior to the date that we acquired ICI as discussed below in Note K, “Acquisitions”.

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At December 31, 2003 and 2002, amounts due from related parties were $259 and $307, respectively. At December 31, 2003 and 2002, there were amounts payable to related parties of $180 and $41, respectively. The amount payable to related parties at December 31, 2003 includes our commitment for the 10% ownership interest of in the airplane owned by us and Soin Aviation noted above.

K.    ACQUISITIONS

AMCOMP Corporation

On October 18, 2002, we acquired all of the outstanding stock of AMCOMP Corporation (AMCOMP) from AMCOMP’s shareholders. AMCOMP is a technology company providing engineering services, primarily in the area of Space Systems, Global Positioning Systems (GPS) Engineering and Information Technology, to the Department of Defense, and other government agencies.

We paid $8,570 to purchase 100% of the stock of AMCOMP and pay acquisition and other related costs. The initial purchase price was $7,343. In April 2003, we paid additional consideration of $1,100 to the former shareholders of AMCOMP as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement, and also paid an additional $127 in tax payments. We accrued an additional $1,100 of consideration in December 2003 for the achievement of certain performance goals under the 2003 earn-out provision in the stock purchase agreement. We have recorded this earn-out payment as an increase in goodwill and as an amount due under earn-out agreement on our December 31, 2003 balance sheet. We expect to make this payment in the second quarter of 2004. We could be required to pay the former shareholders of AMCOMP up to an additional $1,100 in cash if certain other performance goals are achieved.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

The purchase price for the AMCOMP acquisition was allocated as follows:

Accounts receivable and other current assets	$1,094
Other assets	14
Intangible assets—Purchase price allocated to contracts and non-compete agreement	3,025
Property and equipment	3
Goodwill	6,698
Current liabilities	(2,264)

Net assets acquired	$8,570

Goodwill recognized under the agreement is deductible for income tax purposes.

The value of the customer contract and non-compete covenant intangible assets was based on an independent appraisal. The customer contract intangible asset is being amortized over 6.5 years, the estimated remaining life of the contracts including renewals, and the non-compete covenant intangible asset is being amortized over 2 years, the life of the agreement.

The acquisition is consistent with our growth strategies to acquire complementary businesses to reach new customers and technologies. This acquisition will enable us to expand efforts in U.S. Air Force Space Systems activities, and provides us access to new markets including GPS test, integration, and engineering as well as adding the Space and Missile Command as a new customer. AMCOMP has key operating locations in Los Angeles, California, Alamogordo, New Mexico and Colorado Springs, Colorado.

The revenue of AMCOMP reflected in our 2003 and 2002 consolidated statement of income was $13,770 and $3,212.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of AMCOMP occurred as of January 1, 2001 is presented below. These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management.

	2002	2001
Revenue	$128,419	$103,059
Net income	$8,626	$5,690
Earnings per common share:
Basic	$0.76	$0.58
Diluted	$0.75	$0.58

Pro forma adjustments to 2002 and 2001 net income and earnings per common share include:

•	Pro forma adjustment to give effect to a full year of amortization of intangibles recorded as a result of the acquisition, which would have resulted in $356 and $474, respectively, of additional amortization expense in 2002 and 2001.

•	Pro forma adjustment to reflect income taxes as if both MTCT and AMCOMP had been C corporations for the periods presented, at an estimated combined effective income tax rate of 40%. The pro forma income tax expense for 2002 and 2001 was $688 and $3,794, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

•	Pro forma adjustment to reflect the elimination of interest income earned from July 2002 through September 2002 on the $7,343 of funds from our initial public offering that were used to consummate the acquisition. The interest rate is estimated at 2% per annum based on the applicable interest rate being earned on the invested cash as of the date of the acquisition. The pro forma adjustment to 2002 reduced interest income by $37.

International Consultants, Inc.

On October 1, 2003, we signed a stock purchase agreement and acquired International Consultants, Inc. (ICI) from ICI’s shareholders. Essentially all of ICI’s work is in the defense industry where its main focus has been to support the U.S. Army. ICI specializes in program management, information technology and logistics services and operations.

The initial purchase price for 100% of the outstanding common stock of ICI was $10,206, which was paid with $2,400 in MTCT common stock, $7,500 in assumption of ICI debt (of which approximately $3,000 arose in connection with payments to ICI’s selling shareholders) and $306 for related acquisition costs, which was immediately paid with cash on hand. In January 2004, we paid additional consideration of $3,541, which consisted of shares of our common stock with a value of $2,762 and $779 in cash, to the former shareholders of ICI as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. We accrued an additional $1,026 of purchase consideration in December 2003 for the achievement of certain performance goals under the 2003 earn-out provision in the stock purchase agreement. This payment is expected to be made in the first quarter of 2004 and the consideration will consist of shares of our common stock with a value of $800 and $226 in cash. We could be required to pay the former shareholders of ICI up to an additional $4,533 under such provisions, payable in a combination of our common stock and cash through 2005, if certain other performance goals are achieved. If all contingent amounts are earned, the total acquisition price could reach $19,000. Any future payments will also be paid in a combination of MTCT common stock and in cash. If the maximum purchase price is paid, the total payments will have been made 50% in cash or debt assumption and 50% in MTCT common stock.

ICI’s selling shareholders are family members of Mr. Rajesh K. Soin, MTCT’s Chairman of the Board and a significant stockholder. As a result, Mr. Soin was not involved in the negotiation of the acquisition of ICI. The directors other than Mr. Soin elected a special committee of independent, non-management directors who evaluated and approved the acquisition of ICI, after engaging separate legal counsel to represent and advise them and engaging Raymond James & Associates, Inc. as a financial advisor. Raymond James issued its opinion to the special committee that the price being paid for the ICI shares was fair from a financial point of view to MTCT.

The purchase price for the ICI acquisition was allocated as follows:

Accounts receivable and other current assets	$8,274
Other assets	274
Intangible assets—Purchase price allocated to contracts	3,500
Property and equipment	143
Goodwill	10,642
Current liabilities	(6,644)
Non-current deferred tax liability	(1,415)
Amounts due under earn-out liabilities	(4,568)

Net assets acquired	$10,206

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

The customer contract intangible asset value of $3,500 was based on an independent appraisal, and will be amortized over an estimated useful life of 4.75 years.

This acquisition represents a significant step in our on-going strategy to acquire complementary businesses to reach new customers and increase our technical footprint. This acquisition will enable us to expand our support to the U.S. Army and provide access to new markets, such as the Army Forces Command (FORSCOM) and the Tank-Automotive and Armaments Command (TACOM). ICI has key operating locations in Atlanta, Georgia and Warren, Michigan.

The revenue of ICI reflected in our 2003 consolidated statement of income was $7,652.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of ICI occurred as of January 31, 2002 is presented below. These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management.

	2003	2002
Revenue	$207,096	$137,506
Net income	$12,266	$8,181
Earnings per common share:
Basic	$0.93	$0.71
Diluted	$0.93	$0.70

Pro forma adjustments to 2003 and 2002 net income and earnings per common share include:

•	Pro forma adjustment to give effect to a full year of amortization of intangibles recorded as a result of the acquisition, which would have resulted in $553 and $737, respectively, of additional amortization expense in 2003 and 2002.

•	Pro forma adjustment to reflect the elimination of interest income earned from July 2002 through September 2003 on the $7,806 of funds from our initial public offering that were used to consummate the acquisition. The interest rate is estimated at 1.5% per annum based on the applicable interest rate being earned on the invested cash as of the date of the acquisition. The pro forma adjustment to 2003 and 2002 reduced interest income by $88 and $56.

•	Pro forma adjustment to reflect income taxes as if both MTCT and ICI had been C corporations for the periods presented, at an estimated combined effective income tax rate of approximately 40%. The pro forma income tax expense for 2003 and 2002 was $8,042 and $1,046, respectively.

Vitronics Inc.

On October 24, 2003, we announced that we signed a stock purchase agreement to acquire Vitronics Inc. (Vitronics) effective October 24, 2003, from Vitronics’ current shareholders. All of Vitronics’ work is in the defense industry where its main focus has been to support the U.S. Army. Vitronics specializes in research and development, systems engineering, information technology, software development, and system integration services.

The initial purchase price for 100% of the common stock of Vitronics and related acquisition costs was $8,964, which was paid from cash on hand at closing on October 31, 2003. Vitronics’ former shareholders may receive additional cash payments through 2007 if certain operating goals are achieved or contracts are awarded. Based on our current estimates, we expect the total purchase price will be approximately $9,700.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

The purchase price for the Vitronics Inc. acquisition was allocated as follows:

Accounts receivable and other current assets	$3,096
Other assets	10
Intangible assets—Purchase price allocated to contracts	2,500
Property and equipment	153
Goodwill	4,919
Current liabilities	(1,702)
Long-term liabilities	(12)

Net assets acquired	$8,964

Goodwill recognized under the agreement is deductible for income tax purposes.

The customer contract intangible asset value of $2.5 million was based on an independent appraisal, and will be amortized over an estimated useful life of 5 years.

The acquisition is another step in our on-going strategy to acquire complimentary businesses to reach new customers and increase our technical footprint, enabling us to expand our support to the U.S. Army and, in particular, to the Army’s Communications Electronics Command (CECOM) and the Defense Advanced Research Projects Agency (DARPA). Vitronics key operating location is in Fort Monmouth, New Jersey.

The revenue of Vitronics included in our 2003 consolidated statement of income is $2,784.

L.    GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. In the fourth quarter of 2003, we performed an impairment test of goodwill and determined that no impairment of the recorded goodwill existed. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated reporting unit. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, our impairment testing will be performed during the fourth quarter.

The components of other intangibles at December 31, 2003 and 2002 are as follows:

	Year Ending December 31,
	2003	2002
Purchase price allocated to customer contracts	$9,000	$3,000
Non-compete covenants	25	25

	9,025	3,025
Accumulated amortization	(861)	(119)

	$8,164	$2,906

Aggregate amortization expense for intangible assets for the years ended December 31, 2003, 2002 and 2001 were $742, $119, and $1,086, respectively. Purchased contracts are amortized on a straight-line basis.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

Estimated annual intangible amortization expense for the next 5 years:

Year Ending December 31,
2004	$1,708
2005	1,698
2006	1,699
2007	1,698
2008	1,247

$8,050

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of December 31, 2002	$7,029
Additional AMCOMP goodwill from 2003 earn-out and tax payments	1,227
Goodwill arising from the ICI acquisition	10,642
Goodwill arising from the Vitronics acquisition	4,919

Balance as of December 31, 2003	$23,817

The table below shows the effect on net income had SFAS No. 142 been adopted for the year ended December 31, 2001:

2001
Net income	$7,764
Goodwill amortization	114

Adjusted net income	$7,878

Basic and diluted earnings per common share:
Net income	$0.79
Goodwill amortization	$0.01

Adjusted net income	$0.80

M.    STOCKHOLDERS’ EQUITY

At December 31, 2001, Mr. Soin, our sole stockholder prior to the initial public offering, agreed to contribute $2,000 to our wholly-owned subsidiary, Modern Technologies Corp. We recorded the amount due from stockholder as a reduction in stockholders’ equity with a corresponding increase to additional paid-in capital. Mr. Soin contributed the $2,000 during the first quarter of 2002. Upon payment we reduced the amount due from stockholder.

In April, 2002, MTC Technologies, Inc. (MTCT or the Company) was incorporated in Delaware to hold all of the capital stock of our principal subsidiary, Modern Technologies Corp., which was founded in 1984 (and whose name was changed in 2003 to MTC Technologies, Inc.). On May 3, 2002, Mr. Soin contributed all of the issued and outstanding shares of Modern Technologies Corp. to the Company in exchange for 9,887,482 shares (post stock split as discussed below) of MTC Technologies, Inc., resulting in Mr. Soin owning all of the shares of the Company. All shares, per share data and other equity amounts in the accompanying financial statements have been adjusted to give retroactive effect to the transaction.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

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

In February 2004, we successfully completed a public offering of 2,250,000 shares of our common stock and received net proceeds of approximately $59,193. See Note Q. Subsequent Events.

N.    STOCK-BASED COMPENSATION PLANS

In March 2002, Mr. Soin, our sole stockholder prior to the initial public offering, made a binding commitment to award $5,215 in stock-based compensation to three key members of our senior management, Michael Solley, our then-President and Chief Executive Officer, David Gutridge, our then-Chief Financial Officer, and Benjamin Crane, our then Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5,215 (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5,215 expense associated with this stock compensation award in March, 2002. The liability recorded in March was classified as a current liability.

In April 2002, to achieve certain tax benefits for the executives, Mr. Soin decided to issue stock options to satisfy the $5,215 stock compensation award. Stock option agreements to purchase 415,273 shares of our common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options were to expire ten years from their date of grant. Once the liability for the stock compensation was settled by the issuance of stock options the $5,215 liability was reclassified to paid-in capital on our balance sheet. As of December 31, 2003, all 415,273 of these options were exercised.

In May 2002, our board of directors adopted our 2002 Equity and Performance Incentive Plan with the approval of Mr. Soin. In April 2003, the 2002 Equity and Performance Incentive Plan was approved by our stockholders at our Annual Meeting. The 2002 Equity and Performance Incentive Plan provides for the grant of incentive stock options and nonqualified stock options and the grant or sale of restricted shares of common stock to our directors, key employees and consultants. The board may provide for the payment of dividend equivalents, on a current or deferred or contingent basis, on the options granted under the plan. The board may also authorize participants in the plan to defer receipt of their common stock upon exercise of their stock options and may further provide that such deferred issuances include the payment of dividend equivalents or interest on the deferred amounts. The board may condition the grant of any award under the plan on a participant’s surrender or deferral of his or her right to receive a cash bonus or other compensation payable by us. The board can delegate its authority under the plan to any committee of the board.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

Shares Reserved; Plan Limits.    We have reserved a total of 474,599 shares of our common stock for issuance under the 2002 Equity and Performance Incentive Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the plan for more than 24,718 shares during any fiscal year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of December 31, 2003 and 2002, 165,160 and 74,720 options were awarded under this plan, respectively.

Stock options will be exercisable from time to time prior to the tenth anniversary of the Date of Grant to the extent of: (i) thirty three and one-third percent (33 1/3%) of the Optioned Shares on the Date of Grant; and (ii) an additional thirty three and one-third percent (33 1/3%) of the Optioned Shares on the first and second anniversaries of the Date of Grant.

Prior to 2002, we did not have stock-based compensation plans. The following table summarizes activity in our stock-based compensation plans for the years ended December 31, 2003 and 2002:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	344,720	$6.96	—	$—
Granted	90,440	20.76	489,993	6.14
Exercised	(275,740)	4.49	(145,273)	4.19
Forfeited	(10,500)	17.34	—	—

Outstanding at end of year	148,920	$19.18	344,720	$6.96

Exercisable at end of year	73,507		270,000

The following table summarizes certain information for options currently outstanding and exercisable at December 31, 2003.

	Options outstanding			Options exercisable
	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16-18	114,753	8.8 years	$17.15	62,118	$17.15
$25-27	34,167	9.8 years	$26.01	11,389	$26.01

Total	148,920			73,507

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

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

		Year Ended December 31,
		2003	2002
Net income	As reported	$12,489	$7,686
	Pro forma	$12,083	$7,379
Diluted earnings per common share	As reported	$0.95	$0.67
	Pro forma	$0.92	$0.64

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002
Expected life of options	5 years	3 years
Risk-free interest rate	3.5%	4.03%
Expected volatility of stock	44.4%	43.0%
Expected dividend yield	0.0%	0.0%

The fair value of options outstanding at December 31, 2003 was $1,242. For purposes of determining the pro forma amounts presented in that section, the weighted-average per-share fair value of stock options granted during 2003 and 2002 was $9.27, and $12.23, respectively.

O.    INCOME TAXES

On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service regulations. As a result of this change, we were required under SFAS No. 109, Accounting for Income Taxes, to establish deferred tax balances. In June, 2002, we recognized a deferred income tax benefit of $2,644 on our income statement and a current deferred income tax asset of $610, included in prepaid expenses and other current assets on our balance sheet, and a non-current deferred income tax asset of $2,034, included in other assets on our balance sheet, primarily for timing differences between book and tax reporting associated with accrued compensation items. For the twelve months ended December 31, 2003 and the six months ended December 31, 2002, we recorded a provision for domestic federal and state income taxes.

Prior to June 28, 2002, under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

Deferred tax assets (liabilities) are comprised of the following:

	Year Ended December 31,
	2003	2002
Deferred tax assets related to:
Stock option compensation	$—	$1,322
Bad debt reserves	66	40
Intangible amortization	—	26
Other accruals	956	498
Other	109	78

Total deferred tax assets	1,131	1,964

Deferred tax liabilities related to:
Depreciation	$(327)	$(126)
Earnings recognized under percentage of completion	(346)	(314)
Goodwill	(288)	(71)
Intangible amortization	(1,208)	—

Total deferred tax liabilities	(2,169)	(511)

Total net deferred tax asset	(1,038)	1,453
Current portion included in prepaid expenses and other	785	301

Long-term portion included in other assets/(deferred income tax liabilities)	$(1,823)	$1,152

Income tax expense included in the income statement is as follows:

	Year Ended December 31,
	2003	2002
Current income tax expense:
U. S. Federal	$5,453	$1,708
State and local	1,384	402

Total current income tax expense	6,837	2,110

Deferred income tax expense:
U. S. Federal	1,154	911
State and local	190	279
Conversion from S to C corporation	—	(2,644)

Total deferred income tax expense	1,344	(1,454)

Total income tax expense	$8,181	$656

The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:

	Year Ended December 31,
	2003	2002
Income tax expense at the U.S. statutory rate	$7,024	$2,836
Conversion from S to C corporation	—	(2,644)
State and local taxes	1,039	405
Other	118	59

Income tax expense	$8,181	$656

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share amounts)

P.    CONTINGENCIES

We are a defendant in a lawsuit filed by Bear Stearns Merchant Fund Corp. for breach of contract and other matters in connection with their 2002 proposal to purchase Modern Technologies Corp. The suit asks for damages in an amount of at least $2,000. Our outside counsel has advised us that at this stage in the proceedings he cannot offer an opinion as to the probable outcome. We believe that the suit is completely without merit and intend to vigorously defend our position.

Q.    SUBSEQUENT EVENTS

In February 2004, we completed a public offering of 2,250,000 shares of common stock. The Company’s net proceeds from the sale of the shares, after the underwriting discount and other expenses, were approximately $59,200. We intend to use the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we selectively decide to acquire in the future.

R.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are as follows:

For the quarter ended	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Income statement data:
Revenue	$23,857	$27,134	$30,939	$36,610	$36,109	$42,565	$50,422	$59,611
Gross profit	4,075	5,365	5,857	6,887	6,343	7,184	7,847	9,275
Operating income (loss)	(3,236)	3,536	3,834	4,425	3,820	4,613	5,468	6,481
Income (loss) from continuing operations before income taxes	(3,404)	3,287	3,942	4,517	3,895	4,689	5,542	6,544
Income tax expense (benefit)	—	(2,644)	1,577	1,723	1,540	1,850	2,218	2,573
Net income (loss)	$(3,404)	$5,931	$2,365	$2,794	$2,355	$2,839	$3,324	$3,971
Basic earnings (loss) per share	$(0.34)	$0.59	$0.18	$0.22	$0.18	$0.22	$0.25	$0.30
Diluted earnings (loss) per share	$(0.34)	$0.58	$0.18	$0.21	$0.18	$0.22	$0.25	$0.30

The principal unusual items which affected the quarterly results for the years ended December 31, 2003 and 2002 include the following pre-tax items:

•	Quarter ended March 31, 2002

Operating loss includes $5,215 of non-cash stock compensation expense. Additionally, the Company was not required to pay federal or most state income taxes, by virtue of its S corporation status.

•	Quarter ended June 30, 2002

Income tax benefit of $2,644 was recognized upon conversion from an S corporation to a C corporation under Internal Revenue Service regulations; however, no other federal and minimal state income tax expenses were recognized by the Company due to the Company’s status as an S corporation prior to June 28, 2002.

******

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This information was previously reported on a Current Report on Form 8-K filed on January 24, 2003 and there has been no change in the included information.

Item 9A.     Controls And Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

In connection with management’s evaluation, no changes during the quarter ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Information regarding Directors of the Company, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders under the headings “Election of Directors (Proposal No. 1)” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

Item 11.    Executive Compensation

Information regarding Executive Compensation, as required by Part III, Item 11, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Compensation of Executive Officers—Equity Compensation Plan Information Table.”

Item 13.    Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Party Transactions.”

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 14.    Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services, as required by Part III, Item 14, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders under the heading “Ratify Selection of Independent Accountants (Proposal No. 2)”.

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

On October 1, 2003, a Current Report on Form 8-K was filed under Items 2 and 7 to announce that the Company and its wholly-owned subsidiary, Modern Technologies Corp., had signed a stock purchase agreement to acquire International Consultants, Inc. (ICI) from ICI’s current shareholders, effective October 1, 2003.

On October 29, 2003, a Current Report on Form 8-K was filed under Items 2 and 7 to announce that the Company had signed a stock purchase agreement to acquire Vitronics Inc. (Vitronics) from Vitronics’ current shareholders, effective October 24, 2003.

On November 4, 2003, a Current Report on Form 8-K was furnished under Items 7 and 12 to announce the Company’s financial results for the three and nine months ended September 30, 2003.

On December 15, 2003, a Current Report on Form 8-K/A was filed under Item 7. This Form 8-K/A amends and restates Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003 to include the historical financial statements of ICI and the pro forma financial information required by Item 7 of Form 8-K with respect to MTCT’s acquisition of ICI.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTC TECHNOLOGIES, INC.

By:	/s/ MICHAEL I. GEARHARDT
Michael I. Gearhardt Chief Financial Officer

Dated: March 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	Chairman of the Board	March 2, 2004
Rajesh K. Soin

/s/ DAVID S. GUTRIDGE David S. Gutridge	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 2, 2004

/s/ MICHAEL I. GEARHARDT Michael I. Gearhardt	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)	March 2, 2004

/s/ ROBERT S. ZANGRI	Vice President and Controller (Principal Accounting Officer)	March 2, 2004
Robert S. Zangri

*	Director	March 2, 2004
Don R. Graber

*	Director	March 2, 2004
William E. MacDonald, III

*	Director	March 2, 2004
Lawrence A. Skantze

*	Director	March 2, 2004
Kenneth A. Minihan

*	Director	March 2, 2004
Lester L. Lyles

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K for the above-named directors of the registrant as indicated pursuant to the powers of attorney executed by such directors that are filed with the Securities and Exchange Commission on behalf of such directors as Exhibit 24.1 to this Annual Report on Form 10-K.

By:	/s/ MICHAEL I. GEARHARDT
Michael I. Gearhardt Attorney-in-Fact

March 2, 2004

EXHIBIT INDEX

Exhibit No.		Description

2.1

Stock Purchase Agreement, dated October 17, 2002, by and among Modern Technologies Corp., MTC Technologies, Inc. and the Shareholders of AMCOMP Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on October 18, 2002).

2.2

Stock Purchase Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Modern Technologies Corp., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on October 1, 2003).

2.3

Stock Purchase Agreement dated as of October 24, 2003, by and among MTC Technologies, Inc., William B. Farmer, Michael A. Cinque and Frank C. Muzzi (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on October 29, 2003).

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

4.1

Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 24, 2002).

4.2	*

Registration Rights Agreement, dated as of June 11, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

4.3

Registration Rights Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 4.5 to MTC Technologies, Inc.’s Registration Statement on Form S-3 (Commission No. 333-112056), filed on January 21, 2004).

10.1

Credit and Security Agreement, dated January 31, 2003, by and among MTC Technologies, Inc., Modern Technologies Corp., National City Bank, for itself and as Agent, Keybank National Association, Fifth Third Bank, and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission No. 000-49890), filed on March 20, 2003).

10.2

First Amendment to Credit Agreement and Revolving Credit Notes, dated as of December 31, 2003, by and among MTC Technologies. Inc., a Delaware corporation, MTC Technologies, Inc. (formerly known as Modern Technologies Corp.), an Ohio corporation, National City Bank, for itself and as lead arranger and administrative agent, KeyBank National Association, Fifth Third Bank, and Branch Banking and Trust Company.

10.3	*	MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (amended and restated as of February 25, 2004).

Exhibit No.		Description

10.4	*

Modern Technologies Corporation Master Savings Plan (incorporated by reference to Exhibit 4.3 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Commission No. 333-111537) filed on December 24, 2003).

10.5	*

Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

10.6	*

Tax Indemnification Agreement, dated as of June 10, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

10.7	*

Retention Agreement, dated as of June 11, 2002, by and among Modern Technologies Corp., MTC Technologies, Inc. and Michael W. Solley (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Commission No. 333-87590), filed on June 12, 2002).

16.1

Letter from Deloitte & Touche LLP regarding change in certifying accountant, dated January 24, 2003 (incorporated by reference to Exhibit 16 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890) filed on January 24, 2003).

21.1		Subsidiaries of MTC Technologies, Inc.

23.1		Consent of Deloitte & Touche LLP.

23.2		Consent of Ernst & Young LLP.

24.1		Powers of Attorney.

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.