Form 10-Q
period 2004-03-31
MTC TECHNOLOGIES INC
filed 2004-05-05
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No  ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of April 30, 2004 was 15,597,019.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$72,371	$15,050
Accounts receivable, net	49,777	46,004
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	4,639	2,249
Work-in-process inventories	606	2,488
Prepaid expenses and other current assets	1,808	1,957

Total current assets	129,201	67,748

Property, plant and equipment, net	2,396	2,382
Goodwill, net	23,869	23,817
Intangible assets, net	7,737	8,164
Other assets	109	156

	$163,312	$102,267

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,582	$18,572
Compensation and related items	8,813	9,774
Billings in excess of costs and estimated earnings on uncompleted contracts	371	481
Amounts due under earn out agreements	1,100	5,668
Income taxes payable and other current liabilities	2,853	714

Total current liabilities	29,719	35,209

Deferred income tax liabilities	1,677	1,823

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,596,353 and 13,210,946 shares issued and outstanding, at March 31, 2004 and December 31, 2003, respectively	16	13
Paid-in capital	116,624	53,751
Retained earnings	16,637	12,832
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	131,916	65,235

	$163,312	$102,267

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Income

(dollar amounts in thousands except share and per share amounts)

	Three months ended March 31,
	2004	2003
Revenue	$59,868	$36,109

Cost of revenue	50,534	29,766

Gross profit	9,334	6,343

General and administrative expenses	2,692	2,404

Intangible asset amortization	428	119

Operating income	6,214	3,820

Interest income	81	75

Income before income tax expense	6,295	3,895

Income tax expense	2,490	1,540

Net income	$3,805	$2,355

Basic and diluted earnings per share	$0.26	$0.18

Weighted average common shares outstanding:

Basic	14,361,947	12,914,781

Diluted	14,406,556	13,095,552

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,805	$2,355
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(146)	—
Depreciation and amortization	583	219
Changes in operating assets and liabilities:
Accounts receivable	(3,825)	(1,426)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,390)	(2,304)
Inventory	1,882	—
Prepaid expenses and other assets	196	148
Accounts payable	(1,990)	(996)
Compensation and related items	(961)	100
Billings in excess of costs and estimated earnings on uncompleted contracts	(110)	(63)
Income taxes payable and other current liabilities	2,137	—

Net cash used in operating activities	(819)	(1,967)

Cash flows from investing activities:
Payments for acquired businesses	(1,005)	—
Purchase of property and equipment	(169)	(99)

Net cash used in investing activities	(1,174)	(99)

Cash flows from financing activities:
Issuance of common stock	59,314	421
Repurchase of common stock	—	(409)

Net cash provided by financing activities	59,314	12

Net increase (decrease) in cash	57,321	(2,054)
Cash and cash equivalents at beginning of period	15,050	21,950

Cash and cash equivalents at end of period	$72,371	$19,896

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1 . Financial Statements

Notes to Condensed Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results for the full year.

Business Segment—We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are Systems Engineering and Technical Services, Information Technology, Intelligence and Program Management. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered.

B. STOCKHOLDERS’ EQUITY

The Company and a selling stockholder completed a public offering of 2,250,000 primary and 1,500,000 secondary shares of our common stock in February 2004. The primary shares were issued by the Company and the secondary shares were sold by the selling stockholder. The Company did not receive any proceeds from the sale of the shares by the selling stockholder. The Company received net proceeds of $59.3 million from the offering, after deducting the Company’s portion of expenses and the underwriting discount.

We intend to use the proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes including possible strategic acquisitions.

In the first quarter of 2004, we issued 133,074 shares of our common stock, with a value of $3.6 million, in connection with the fourth quarter 2003 acquisition of International Consultants, Inc. See Note C. Acquisitions.

C. ACQUISITIONS

International Consultants, Inc.

On October 1, 2003, we signed a stock purchase agreement and acquired International Consultants, Inc. (ICI) from ICI’s shareholders. Essentially all of ICI’s work is in the defense industry where its main focus has been to support the United States Army. ICI specializes in program management, information technology and logistics services and operations.

The initial purchase price for 100% of the outstanding common stock of ICI was $10.2 million, which was paid with $2.4 million in MTC Common Stock, $7.5 million in assumption of ICI debt (of which approximately $3.0 million arose in connection with payments to ICI’s selling shareholders) and $0.3 million for related acquisition costs, all of which was immediately paid with cash on hand. In the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1 . Financial Statements

Notes to Condensed Consolidated Financial Statements

first quarter of 2004, we paid additional consideration of $4.6 million, which consisted of shares of our common stock with a value of $3.6 million and $1.0 million in cash, to the former shareholders of ICI as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. We could be required to pay the former shareholders of ICI up to an additional $4.5 million under such provision, payable in a combination of our common stock and cash, if certain other performance goals are achieved through 2005. If all contingent amounts are earned, the total acquisition price could reach $19.3 million. Any future payments will also be paid in a combination of our common stock and in cash. If the maximum purchase price is paid, the total payments will have been made 50% in cash or debt assumption and 50% in our common stock. Shares of our common stock issued in connection with our acquisition of ICI are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Vitronics Inc.

Effective October 24, 2003, we acquired all of the outstanding stock of Vitronics Inc. (Vitronics) from Vitronics’ shareholders. All of Vitronics’ work is in the defense industry where its main focus has been to support the United States Army. Vitronics specializes in research and development, systems engineering, information technology, software development, and system integration services.

The initial purchase price for 100% of the common stock of Vitronics and related acquisition costs was $9.0 million, which was paid from cash on hand at closing on October 31, 2003. Vitronics’ former shareholders may receive additional cash payments through 2007 if certain operating goals are achieved or contracts are awarded. Based on our current estimates, we expect the total purchase price will be approximately $9.7 million.

D. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Three months ended March 31,
	(dollars in thousands)
	2004	2003
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$58	$—
Rent and maintenance costs paid to related parties	6	118

	$64	$118

Rent included in cost of revenues paid to related parties	$13	$36

Subcontracting services purchased from related parties:

GTIC India, Private, Ltd.	$118	$113

Subcontract services provided to related parties:
Integrated Information Technology Corporation	$309	$550

International Consultants, Inc. (1)	$—	$56

(1)	Amounts for subcontract services provided to ICI in 2003 were prior to our acquisition of ICI as discussed in above in Note C.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1 . Financial Statements

Notes to Condensed Consolidated Financial Statements

We jointly own certain aircraft with Soin Aviation, LLC. We have also entered into a sharing arrangement with Soin Aviation under which we are responsible for a pro-rata share of the fixed and marginal costs associated with the jointly owned aircraft. In addition, we lease one facility from an entity related to Mr. Soin.

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At March 31, 2004 and December 31, 2003, amounts due from related parties were $365,000 and $259,000, respectively. At March 31, 2004 and December 31, 2003, amounts payable to related parties were $95,000 and $180,000 respectively.

E. STOCK-BASED COMPENSATION

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for the stock options issued under the 2002 Equity and Performance Incentive Plan because the options were granted with an exercise price equal to the stock price on the date of grant. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS No. 123), our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

Pro forma disclosure:

	Three months ended March 31,
	(dollar amounts in thousands, except per share data)
	2004	2003
Net income, as reported	$3,805	$2,355

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	251	89

Pro forma net income	$3,554	$2,266

Earnings per share:
Basic – as reported	$0.26	$0.18

Basic – pro forma	$0.25	$0.18

Diluted – as reported	$0.26	$0.18

Diluted – pro forma	$0.25	$0.17

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1 . Financial Statements

Notes to Condensed Consolidated Financial Statements

F. EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,
	2004	2003
Basic weighted average common shares outstanding	14,361,947	12,914,781

Effect of potential exercise of stock options	44,609	180,771

Diluted weighted average common shares outstanding	14,406,556	13,095,552

G. CONTINGENCIES

We are a defendant in a lawsuit filed by Bear Stearns Merchant Fund Corp. for breach of contract and other matters in connection with their proposal to purchase Modern Technologies Corp. (our principal subsidiary, which is now known as MTC Technologies, Inc.). The suit asks for damages in an amount of at least $2.0 million. The parties to the lawsuit have tentatively agreed to settle this matter and the parties expect to sign a definitive settlement agreement in the near future. The proposed settlement amount has been accrued in the accompanying financial statements and was for an amount that was not significant to the financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and subsidiaries (MTC or the Company) for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and the financial condition of MTC for March 31, 2004 compared to December 31, 2003. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering and technical services, information technology, intelligence and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three months ended March 31, 2004 and 2003, about 95% and 90%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, and the Flexible Acquisition and Sustainment Tool, or FAST, contract. Revenue under the ASC/BPA was approximately 10% and 17% of our total revenue for the three months ended March 31, 2004 and 2003, respectively. The largest task order under the ASC/BPA amounted to approximately 2% of total revenue for the three months ended March 31, 2004. The ASC/BPA, which was originally awarded as a small business set aside contract, expires on September 30, 2005 and our ability to retain this contract is uncertain since the U.S. Air Force has not yet announced the acquisition strategy for the renewal. It is possible that some of our current work under the ASC/BPA could be converted to GSA schedules or other contract vehicles or could be retained as a subcontractor to a small business prime.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Revenue under the FAST contract was approximately 30% and 28% of total revenue for the three months ended March 31, 2004 and 2003, respectively. The first quarter 2004 FAST revenue was comprised of 41 separate task orders, the largest of which amounted to approximately 9% of total revenue. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for the three months ended March 31, 2004.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over its approximately four and a half year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of March 31, 2004, we have been awarded 55 task orders under the FAST contract with a remaining potential award value of approximately $929 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than we used historically. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating income, as a percentage of total revenue, will diminish, although it will grow in absolute dollars.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2000 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the three months ended March 31, 2004 and 2003, approximately 80% and 77%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 70% and 78% of our revenue for the three months ended March 31, 2004 and 2003, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors.

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

•	Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contact, we can either make more money than we originally anticipated or lose money on the contract.

•	Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

•	Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended March 31,
	(dollars in thousands)
	2004		2003
	$	%	$	%
Time-and-materials	$29,414	49%	$20,921	58%
Fixed-price	20,080	34	8,625	24
Cost-plus	10,374	17	6,563	18

Total	$59,868	100%	$36,109	100%

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at March 31, 2004 was approximately $185 million as compared to approximately $151 million at March 31, 2003. We have increased our funded backlog by approximately $28 million from March 31, 2003, due to the acquisition of ICI and Vitronics in the fourth quarter of 2003. The $6 million balance of the increase resulted from funding increases in the ASC/BPA, a Command and Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) contract as well as other contracts, partially offset by a decrease in the funded backlog for the FAST contract. Although our funded backlog at March 31, 2004 was approximately 87% of our trailing twelve-month revenue, we believe that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

General and Administrative Expenses.    General and administrative expenses include the salaries and wages, plus associated fringe benefits, of our employees not performing work directly for customers. Among the functions included in these expenses are contracts, administration, business development, accounting, human resources, information systems support, and executive and senior management. General and administrative expenses also include related depreciation, amortization, and occupancy and travel expenses for employees performing general and administrative functions. Also included in general and administrative expenses are related party expenses associated with the rental of one facility and our utilization of aircraft that we jointly own with a significant stockholder.

Goodwill and Intangible Assets.    Goodwill related to our acquisitions represents the excess of cost over the fair value of net tangible assets and separately identified intangible assets acquired. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Intangible Assets, January 1, 2002, we discontinued amortization of goodwill, but rather test our goodwill for impairment at least annually. We have elected to conduct our annual impairment reviews during the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit.

Purchase price allocated to intangible assets is amortized using the straight-line method over the expected life of the acquired contracted work.

Income Taxes.    Deferred income taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense represents the current tax provision for the period and the change during the period in deferred tax assets and liabilities.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Three months ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of revenue	84.4	82.4

Gross profit	15.6	17.6
General and administrative expenses	4.5	6.7
Intangible asset amortization	0.7	0.3

Operating income	10.4	10.6
Net interest income	0.1	0.2

Income before income tax expense	10.5	10.8
Income tax expense	4.1	4.3

Net income	6.4%	6.5%

THREE MONTHS ENDED MARCH 31, 2004

COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenue.    Revenue for the three months ended March 31, 2004 increased 65.8%, or approximately $23.8 million, to $59.9 million as compared to $36.1 million in the same period in 2003. Organic growth of 35.8% amounted to $12.9 million of the $23.8 million increase in revenue, and the remaining $10.9 million of revenue growth, or 30.0%, came from acquisitions. Our organic growth of $12.9 million was the result of a increase in work on new or increased contracts and task orders, primarily from growth in FAST, PM Soldier Systems, Technical Acquisition Support Services, Defense Information Systems Network and C4ISR task orders.

Gross profit.    Gross profit for the three months ended March 31, 2004 increased 47.2%, or approximately $3.0 million, to $9.3 million as compared to $6.3 million in the same period in 2003. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended March 31, 2004 decreased to 15.6% as compared to 17.6% for the corresponding period in 2003. This decrease in gross margin percentage is primarily attributable to the previously forecasted increase in the use of subcontractors. Revenue from work performed through the use of subcontractors for the first three months of 2004 increased approximately $9.9 million from the same period in 2003. Margins on subcontractor-based revenue are typically lower than the margins on our direct work.

General and administrative expenses.    General and administrative expenses for the three months ended March 31, 2004 increased 12.0%, or approximately $0.3 million, to $2.7 million as compared to $2.4 million in the same period in 2003. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth. However, the percentage of general and administrative expenses declined as a percentage of revenue from 6.7% for the three months ended March 31, 2003 to 4.5% for the three months ended March 31, 2004.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Intangible asset amortization.    Intangible asset amortization for the three months ended March 31, 2004 increased $0.3 million, to $0.4 million as compared to $0.1 million in the same period in 2003. This increase was the result of the amortization of the intangible assets that were acquired in connection with the 2003 fourth quarter acquisitions.

Operating income.    Operating income for the three months ended March 31, 2004 increased 62.7%, or approximately $2.4 million, to $6.2 million as compared to $3.8 million for the quarter ended March 31, 2003. This increase in operating income was primarily the result of increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.6% of revenue for the three months ended March 31, 2003 to 10.4% for the three months ended March 31, 2004. This decrease was in line with management’s expectations.

Net interest income.    Net interest income was $0.1 million for the three months ended March 31, 2004 and 2003. Interest income is expected to increase in the second quarter of 2004 as a result of the investment of the proceeds received in February 2004 upon completion of our public offering.

Income tax expense.    Income tax expense for the three months ended March 31, 2004 increased 61.7%, or approximately $1.0 million, to $2.5 million as compared to $1.5 million in the same period in 2003. Our effective income tax rate for the quarters ended March 31, 2004 and 2003 was approximately 40%.

Net income.    Net income for the three months ended March 31, 2004 increased 61.6%, or approximately $1.4 million, to $3.8 million as compared to $2.4 million for the three months ended March 31, 2003. This increase in net income was primarily the result of increased operating income, which was partially offset by the increased income tax expense.

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

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year, and possibly ensuing quarters of the following year. On November 24, 2003, President Bush signed the National Defense Authorization Act for Fiscal Year 2004. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end could increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance on March 31, 2004, was approximately $72.4 million. Historically, our positive cash flow from operations, our proceeds from stock offerings and our available credit facility have provided us adequate liquidity and working capital to fund the operational needs and support our acquisition activities.

Our working capital was $99.5 million at March 31, 2004 and $32.5 million at December 31, 2003. Our working capital increased $67.0 million in the first three months of 2004 primarily for the following reasons:

•	a $57.3 million increase in cash and cash equivalents primarily reflecting the $59.3 million of net proceeds from the public offering of 2,250,000 shares of common stock that was completed in February 2004;

•	a $6.2 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. Our days sales outstanding in accounts receivable increased to 79 days at March 31, 2004, as compared to 65 days at December 31, 2003. The increase in DSOs from December 31, 2003 resulted from our decision to delay the billings relating to work performed by one of our fourth quarter 2003 acquisitions in order to conform the acquired company’s documentation processes and procedures to MTC’s processes and procedures. This transition was completed in February 2004 and substantially all of the delayed billings were collected in April 2004;

•	a $1.9 million decrease in work-in-process inventory due to shipments that occurred during the first three months of 2004;

•	a $5.5 million decrease in current liabilities, primarily resulting from $4.6 million of payments made under earn out agreements in connection with acquisitions completed in the fourth quarter of 2003. The payments under earn out agreements were paid in shares of our common stock with a value of $3.6 million and $1.0 in cash.

Our operating activities used cash of approximately $0.8 million for the three months ended March 31, 2004. The net operating cash usage primarily represented net income adjusted for depreciation and amortization and the changes in working capital as discussed above. For the three months ended March 31, 2003, the net operating cash usage of approximately $2.0 million primarily represented net income adjusted for depreciation and amortization, combined with a $3.7 million increase in accounts receivable and cost and estimated earnings in excess of amounts billed.

Our investing activities used cash of approximately $1.2 million for the three months ended March 31, 2004, as a result of $1.0 million of payments made in connection with acquisitions and $0.2 million of capital expenditures. Cash used by investing activities for the three months ended March 31, 2003, consisted of $0.1 million of capital expenditures. We currently anticipate that capital expenditures for 2004 will be approximately $1.8 million for general corporate purposes.

Our financing activities provided net cash of approximately $59.3 million for the three months ended March 31, 2004, from the net proceeds from the public offering of 2,250,000 shares of common stock that was completed in February 2004. This compares to cash provided from financing activities of $12,000 for the three months ended March 31, 2003, consisting of common stock issuances related to the exercise of incentive stock options.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

In January 2004, we increased our $35 million revolving line of credit to $55 million. We can increase this line to $80 million subject to meeting certain requirements and obtaining our lenders’ approval. The agreement expires on December 31, 2005 and can be extended for additional one-year terms by mutual agreement with our lenders.

The interest rate we would pay if we have any borrowings will range from prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

Borrowings under our line of credit are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and are required to meet certain financial covenants.

In February 2004, we completed a public offering of 2,250,000 shares of common stock. The Company’s net proceeds from the sale of the shares, after the underwriting discount and other expenses, were $59.3 million. We intend to use the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we selectively decide to acquire in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement. We have no outstanding borrowings under our credit agreement. We have invested a significant portion of our cash and cash equivalents in short-term, investment grade, interest-bearing securities or guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have, and during the preceding fiscal year would not have had, a significant impact on future earnings or the fair market value of the securities.

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

In connection with management’s evaluation, no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations. See Note G. Contingencies for further discussion of pending litigation.

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

On February 18, 2004, a Current Report on Form 8-K was furnished under Items 7 and 12 to announce the Company’s financial results for the three and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: May 5, 2004	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

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