Form 10-Q
period 2004-06-30
MTC TECHNOLOGIES INC
filed 2004-08-05
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2004

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of July 31, 2004 was 15,604,685.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(dollar amounts in thousands except per share amounts)

	June 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$72,403	$15,050
Accounts receivable, net	51,122	46,004
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	819	2,249
Work-in-process inventories	451	2,488
Prepaid expenses and other current assets	1,648	1,957

Total current assets	126,443	67,748

Property, plant and equipment, net	2,855	2,382
Goodwill, net	23,944	23,817
Intangible assets, net	7,309	8,164
Other assets	109	156

	$160,660	$102,267

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,962	$18,572
Compensation and related items	10,264	9,774
Billings in excess of costs and estimated earnings on uncompleted contracts	113	481
Amounts due under earn-out agreements	—	5,668
Income taxes payable and other current liabilities	481	714

Total current liabilities	22,820	35,209

Deferred income tax liabilities	1,604	1,823

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,603,018 and 13,210,946 shares issued and outstanding, at June 30, 2004 and December 31, 2003, respectively	16	13
Paid-in capital	116,787	53,751
Retained earnings	20,794	12,832
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	136,236	65,235

	$160,660	$102,267

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Income

(dollar amounts in thousands except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$62,679	$42,565	$122,547	$78,674
Cost of revenue	52,847	35,381	103,381	65,147

Gross profit	9,832	7,184	19,166	13,527
General and administrative expenses	2,812	2,453	5,504	4,857
Intangible asset amortization	428	118	856	237

Operating income	6,592	4,613	12,806	8,433
Interest income	206	76	287	151

Income before income tax expense	6,798	4,689	13,093	8,584
Income tax expense	2,641	1,850	5,131	3,390

Net income	$4,157	$2,839	$7,962	$5,194

Basic and diluted earnings per common share	$0.27	$0.22	$0.53	$0.40

Weighted average common shares outstanding:

Basic	15,599,824	13,095,416	14,980,886	13,005,597
Diluted	15,635,883	13,137,871	15,020,892	13,127,131

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:

Net income	$7,962	$5,194
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(219)	—
Depreciation and amortization	1,165	439
Other	204	—

Changes in operating assets and liabilities:
Accounts receivable	(5,170)	(3,227)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,430	(321)
Inventory	2,037	(2,127)
Prepaid expenses and other assets	356	165
Accounts payable	(6,610)	2,630
Compensation and related items	490	478
Billings in excess of costs and estimated earnings on uncompleted contracts	(368)	(66)
Income taxes payable and other current liabilities	(233)	—

Net cash provided by operating activities	1,044	3,165

Cash flows from investing activities:

Payments for acquired businesses	(2,180)	(1,227)
Purchase of property and equipment	(1,188)	(199)
Proceeds from sale of property and equipment	224	—

Net cash used in investing activities	(3,144)	(1,426)

Cash flows from financing activities:

Issuance of common stock	59,453	1,410
Repurchase of common stock	—	(879)

Net cash provided by financing activities	59,453	531

Net increase in cash	57,353	2,270

Cash and cash equivalents at beginning of period	15,050	21,950

Cash and cash equivalents at end of period	$72,403	$24,220

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results for the full year.

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

Stock Based Compensation—We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our stock option plans. Compensation expense for stock options to employees under the 2002 Equity and Performance Incentive Plan is recognized based on the difference, if any, between the fair value of our stock and the exercise price of the option at the date of grant. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS No. 123), our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Because future stock option awards may be granted and because it is unlikely that actual events will ever match the assumptions used in making these calculations, the pro forma impacts shown below are probably not indicative of the impact in future years.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

Pro forma disclosure:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$4,157	$2,839	$7,962	$5,194
Add: Stock based compensation included in reported net income, net of related tax benefits	14	—	14	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117)	(63)	(368)	(152)

Pro forma net income	$4,054	$2,776	$7,608	$5,042

Earnings per share:
Basic – as reported	$0.27	$0.22	$0.53	$0.40
Basic – pro forma	$0.26	$0.21	$0.51	$0.39
Diluted – as reported	$0.27	$0.22	$0.53	$0.40
Diluted – pro forma	$0.26	$0.21	$0.51	$0.38

B. STOCKHOLDERS’ EQUITY

The Company and a selling stockholder completed a public offering of 2,250,000 primary and 1,500,000 secondary shares of common stock in February 2004. The primary shares were issued by the Company and the secondary shares were sold by the selling stockholder. The Company did not receive any proceeds from the sale of the shares by the selling stockholder. The Company received net proceeds of $59.3 million from the offering, after deducting the Company’s portion of expenses and the underwriting discount.

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

The initial purchase price for 100% of the outstanding common stock of ICI was $10.2 million, which was paid with $2.4 million in our common stock, $7.5 million in assumption of ICI debt (of which

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

approximately $3.0 million arose in connection with payments to ICI’s shareholders) and $0.3 million for related acquisition costs, all of which was immediately paid with cash on hand. In the first quarter of 2004, we paid additional consideration of $4.6 million, which consisted of shares of our common stock with a value of $3.6 million and $1.0 million in cash, to the former shareholders of ICI as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. We could be required to pay the former shareholders of ICI up to an additional $4.5 million under such provision, payable in a combination of our common stock and cash, if certain other performance goals are achieved through 2005. If all contingent amounts are earned, the total acquisition price could reach $19.3 million. Any future payments will also be paid in a combination of our common stock and in cash. If the maximum purchase price is paid, the total payments will have been made 50% in cash or debt assumption and 50% in our common stock. Shares of our common stock issued in connection with our acquisition of ICI were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

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

D. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$93	$34	$151	$34
Rent and maintenance costs paid to related parties	1	118	7	236

	$94	$152	$158	$270

Rent included in cost of revenues paid to related parties	$13	$36	$27	$72

Subcontracting services purchased from related parties:
GTIC India, Private, Ltd.	$122	$129	$240	$242

Subcontract services provided to related parties:

International Consultants, Inc. (1)	$—	$41	$—	$97

Integrated Information Technology Corporation (2)	$196	$319	$506	$869

(1)	Amounts for subcontract services provided to ICI in 2003 were prior to our acquisition of ICI as discussed above in Note C.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

(2)	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above.

We jointly own certain aircraft with Soin Aviation, LLC. We have also entered into a sharing arrangement with Soin Aviation under which we are responsible for a pro-rata share of the fixed and marginal costs associated with the jointly owned aircraft. In addition, we lease one facility from an entity related to Mr. Soin.

During the second quarter of 2004, we sold our 10% interest in one aircraft and our 90% interest in a second aircraft, which we jointly owned with Soin Aviation, to an unrelated party and recognized a net loss of approximately $182,000. Also during the second quarter of 2004, we purchased a 10% interest in an aircraft owned by Soin Aviation and sold to Soin Aviation a 10% interest in an aircraft we purchased from an unrelated party. The exchange of the aircraft was made in order to increase operating efficiency and to enhance the availability of the aircraft.

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At June 30, 2004 and December 31, 2003, amounts due from related parties were $0 and $259,000, respectively. At June 30, 2004 and December 31, 2003, amounts payable to related parties were $94,000 and $180,000 respectively.

E. EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	15,599,824	13,095,416	14,980,886	13,005,597

Effect of potential exercise of stock options	36,058	42,455	40,006	121,534

Diluted weighted average common shares outstanding	15,635,883	13,137,871	15,020,892	13,127,131

F. SUBSEQUENT EVENTS

Acquisition of Command Technologies, Inc.

On July 1, 2004, we acquired all of the outstanding stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

technology, and technology applications to training, simulation, and modeling. The initial purchase price for 100% of the outstanding common stock of CTI was $45 million, paid from cash on hand at closing on July 1, 2004. In addition to the amount paid to shareholders, certain employees will receive payments, through 2007, in the amount of $2 million. It is also anticipated that we will realize future income tax benefits with a net present value of approximately $9 million in future periods as the result of CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

Settlement of Contingency

In July 2004, we signed a definitive settlement agreement with Bear Stearns Merchant Fund Corp. settling the lawsuit filed by Bear Stearns Merchant Fund Corp. alleging breach of contract and other matters in connection with its proposal to purchase Modern Technologies Corp. (our principal subsidiary, which is now known as MTC Technologies, Inc.). The expense associated with this settlement is included in the accompanying financial statements for the six months ended June 30, 2004 and was not material to the financial statements.

Extension of Credit Agreement

In July 2004, we agreed with our lenders to extend the maturity of our credit agreement from December 31, 2005 to December 31, 2006. The agreement can be extended for additional one-year terms by mutual consent with our lenders.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and subsidiaries (MTC or the Company) for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 and the financial condition of MTC for June 30, 2004 compared to December 31, 2003. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering and technical services, information technology, intelligence and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three and six months ended June 30, 2004 and 2003, over 95% and 92%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts, the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) and the Flexible Acquisition and Sustainment Tool(FAST), contract. Revenue under the ASC/BPA was approximately 10% of our total revenue for the three and six months ended June 30, 2004 and was approximately 14% and 16% of our revenue for the three and six months ended June 30, 2003, respectively. The largest task order under the ASC/BPA amounted to approximately 2% of total revenue for the three and six months ended June 30, 2004. The ASC/BPA, which was originally awarded as a small business set aside contract, expires on September 30, 2005 and our ability to retain this contract is uncertain, since the U.S. Air Force has not yet announced the acquisition strategy for the renewal. It is possible that some of our current work under the ASC/BPA could be converted to General Service Administration (GSA) schedules or other contract vehicles. In addition, a substantial amount of the work could be retained by us as a subcontractor to one or more small business prime contractors, should the customer’s final acquisition strategy limit the competition to small businesses.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Revenue under the FAST contract was approximately 30% of total revenue for the three and six months ended June 30, 2004 and was approximately 32% and 30% of our revenue for the three and six months ended June 30, 2003, respectively. The FAST revenue for the three and six months ended June 30, 2004 was comprised of 49 separate task orders, the largest of which amounted to approximately 5% and 7% of total revenue for the three and six months ended June 30, 2004, respectively. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for the three and six months ended June 30, 2004.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over the FAST contract’s approximately four year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of June 30, 2004, we have been awarded 62 task orders under the FAST contract with a remaining potential award value of approximately $919

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

million if all options are exercised. We believe the FAST contract presents an opportunity for significant additional growth and expansion of our services. However, many of the task orders that have already been awarded have involved and those that may be awarded in the future under the FAST contract could potentially involve, management of large programs involving one or more sub-contractors in order to provide a total solution to our customer. Margins on subcontractor-based revenue are typically lower than the margins on work performed by our own employees. Since the FAST contract is expected to continue to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, may diminish, although it will grow in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2001 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the six months ended June 30, 2004 and 2003, approximately 79% and 81%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 70% of our revenue for the three and six months ended June 30, 2004 consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Time-and-materials	50%	53%	50%	55%
Fixed-price	30	30	32	27
Cost-plus	20	17	18	18

Total	100%	100%	100%	100%

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

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at June 30, 2004 was approximately $204 million as compared to approximately $152 million at June 30, 2003. The increase in funded backlog primarily resulted from funding increases in the FAST contract, a Command and Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) contract and a commercial contract, as well as due to the addition of the Logistics Joint Administrative and Management Support Services (LOGJAMMS), Tank-Automotive and Armaments Command (TACOM) Omnibus II, and Rapid Response to Critical System Requirement Support (R2CSR) contracts resulting from the acquisition of ICI and Vitronics. Although our funded backlog at June 30, 2004 was approximately 88% of our trailing twelve-month revenue, we believe that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Goodwill and Intangible Assets. Goodwill related to our acquisitions represents the excess of cost over the fair value of net tangible assets and separately identified intangible assets acquired. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Intangible Assets, on January 1, 2002, we discontinued amortization of goodwill, but rather test our goodwill for impairment at least annually. We have elected to conduct our annual impairment reviews during the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit.

Purchase price allocated to intangible assets is amortized using the straight-line method over the expected life of the intangible asset.

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

Forward-looking statements

Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions, including CTI; and changes in general economic and business conditions.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	84.3	83.1	84.3	82.8

Gross profit	15.7	16.9	15.7	17.2
General and administrative expenses	4.5	5.8	4.5	6.2
Intangible asset amortization	0.7	0.3	0.7	0.3

Operating income	10.5	10.8	10.5	10.7
Net interest income	0.3	0.2	0.2	0.2

Net income before income taxes	10.8	11.0	10.7	10.9
Income tax expense	4.2	4.3	4.2	4.3

Net income	6.6%	6.7%	6.5%	6.6%

THREE MONTHS ENDED JUNE 30, 2004

COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenue. Revenue for the three months ended June 30, 2004 increased 47.3%, or approximately $20.1 million, to $62.7 million as compared to $42.6 million in the same period in 2003. Organic growth of 21.8% amounted to $9.3 million of the $20.1 million increase in revenue, and the remaining $10.8 million of revenue growth, or 25.4%, came from acquisitions. Our organic growth of $9.3 million was the result of an increase in work on new or existing contracts and task orders, primarily from growth in FAST, Defense Information Systems Network, PM Soldier Systems, and C4ISR task orders.

Gross profit. Gross profit for the three months ended June 30, 2004 increased 36.9%, or approximately $2.6 million, to $9.8 million as compared to $7.2 million in the same period in 2003. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended June 30, 2004 decreased to 15.7% as compared to 16.9% for the corresponding period in 2003. This decrease in gross margin percentage was primarily attributable to the previously forecasted increase in the use of subcontractors and to a lesser extent from the increase in cost-plus contracts as the result of the acquisition of ICI. Revenue from work performed through the use of subcontractors for the second quarter of 2004 increased approximately $6.0 million from the same period in 2003. Margins on cost-plus contracts and subcontractor-based revenue are typically lower than the margins on work performed by our own employees.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2004 increased 14.6%, or approximately $0.4 million, to $2.8 million as compared to $2.5 million in the same period in 2003. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth and a $0.2 million loss realized on the sale of aircraft during the second quarter of 2004. However, the percentage of general and administrative expenses declined as a percentage of revenue from 5.8% for the three months ended June 30, 2003 to 4.5% for the three months ended June 30, 2004 as a result of operating efficiencies.

Intangible asset amortization. Intangible asset amortization for the three months ended June 30, 2004 increased $0.3 million, to $0.4 million as compared to $0.1 million in the same period in 2003. This increase was the result of the amortization of the intangible assets that were acquired in connection with the 2003 fourth quarter acquisitions.

Operating income. Operating income for the three months ended June 30, 2004 increased 42.9%, or approximately $2.0 million, to $6.6 million as compared to $4.6 million for the quarter ended June 30, 2003. This increase in operating income was primarily the result of increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.8% of revenue for the three months ended June 30, 2003 to 10.5% for the three months ended June 30, 2004. This decrease was in line with management’s expectations and primarily resulted from the decline in gross margin as discussed above.

Net interest income. Net interest income was $0.2 million for the three months ended June 30, 2004 as compared to $0.1 million for the quarter ended June 30, 2003. Interest income increased in the second quarter of 2004 as a result of the investment of the proceeds received in February 2004 upon completion of our public offering of common stock. Interest income is expected to decrease in the third quarter of 2004 as a result of the use of $45 million of cash for the acquisition of CTI on July 1, 2004.

Income tax expense. For the three months ended June 30, 2004, our effective income tax rate was 38.8% compared with an effective tax rate of 39.5% for the three months ended June 30, 2003.

Net income. Net income for the three months ended June 30, 2004 increased 46.4%, or approximately $1.3 million, to $4.2 million as compared to $2.8 million for the three months ended June 30, 2003. This increase in net income was primarily the result of increased operating income and interest income, which was partially offset by the increased income tax expense.

SIX MONTHS ENDED JUNE 30, 2004

COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenue. Revenue for the six months ended June 30, 2004 increased 55.8%, or approximately $43.9 million, to $122.5 million as compared to $78.7 million in the same period in 2003. Organic growth of 28.3% amounted to $22.2 million of the $43.9 million increase in revenue, and the remaining $21.6 million of revenue growth, or 27.5%, came from acquisitions made during the fourth quarter of 2003. Our organic growth of $22.2 million was the result of an increase in work on new or existing contracts and task orders, primarily from growth in FAST, Defense Information Systems Network, PM Soldier Systems, Technical Acquisition Support Services and C4ISR task orders.

Gross profit. Gross profit for the six months ended June 30, 2004 increased 41.7%, or approximately $5.7 million, to $19.2 million as compared to $13.5 million in the same period in 2003. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the six months ended June 30, 2004 decreased to 15.7% as compared to 17.2% for the corresponding period in 2003. This decrease in gross margin percentage was primarily attributable to the previously forecasted increase in the use of subcontractors and to a lesser extent from the increase in cost-plus contracts as the result of the acquisition of ICI. Revenue from work performed through the use of subcontractors for the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

six months ended June 30, 2004 increased approximately $15.1 million from the same period in 2003. Margins on cost-plus contracts and subcontractor-based revenue are typically lower than the margins on work performed by our own employees.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2004 increased 13.3%, or approximately $0.6 million, to $5.5 million as compared to $4.9 million in the same period in 2003. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth and a $0.2 million loss realized on the sale of two aircraft during the second quarter of 2004. However, the percentage of general and administrative expenses declined as a percentage of revenue from 6.2% for the six months ended June 30, 2003 to 4.5% for the six months ended June 30, 2004 as a result of operating efficiencies.

Intangible asset amortization. Intangible asset amortization for the six months ended June 30, 2004 increased $0.7 million, to $0.9 million as compared to $0.2 million in the same period in 2003. This increase was the result of the amortization of the intangible assets that were acquired in connection with the 2003 fourth quarter acquisitions.

Operating income. Operating income for the six months ended June 30, 2004 increased 51.9%, or approximately $4.4 million, to $12.8 million as compared to $8.4 million for the six months ended June 30, 2003. This increase in operating income was primarily the result of increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.7% of revenue for the six months ended June 30, 2003 to 10.5% for the six months ended June 30, 2004. This decrease was in line with management’s expectations and primarily resulted from the decline in gross margin as discussed above.

Net interest income. Net interest income was $0.3 million for the six months ended June 30, 2004 as compared to $0.2 million for the six months ended June 30, 2003. Interest income increased during the six months ended June 30, 2004 as a result of the investment of the proceeds received in February 2004 upon completion of our public offering of common stock. Interest income is expected to decrease in the third quarter of 2004 as a result of the use of $45 million of cash for the acquisition of CTI on July 1, 2004.

Income tax expense. For the six months ended June 30, 2004, our effective income tax rate was 39.2% compared with an effective tax rate of 39.5% for the six months ended June 30, 2003.

Net income. Net income for the six months ended June 30, 2004 increased 53.3%, or approximately $2.8 million, to $8.0 million as compared to $5.2 million for the six months ended June 30, 2003. This increase in net income was primarily the result of increased operating income and interest income, which was partially offset by the increased income tax expense.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance on June 30, 2004, was approximately $72.4 million. Historically, our positive cash flow from operations, our proceeds from stock offerings and our available credit facility have provided us adequate liquidity and working capital to fund the operational needs and support our acquisition activities.

Our working capital was $103.6 million at June 30, 2004 and $32.5 million at December 31, 2003. Our working capital increased $71.1 million in the first six months of 2004 primarily for the following reasons:

•	a $57.4 million increase in cash and cash equivalents primarily reflecting the $59.3 million of net proceeds from the public offering of 2,250,000 shares of common stock that was completed in February 2004;

•	a $3.7 million net increase in accounts receivable and costs and estimated earnings in excess of amounts billed. Our days sales outstanding in accounts receivable (DSOs) increased to 76 days at June 30, 2004, as compared to 65 days at December 31, 2003. Our days sales outstanding are typically in the range of 75 to 80 days. Our DSOs at December 31, 2003 of 65 days were lower than our typical range because of a high level of deliveries which allowed us to bill during the month as opposed to waiting to the end of the month to bill as we traditionally have had to do.

•	a $2.0 million decrease in work-in-process inventory due to shipments that occurred during the first six months of 2004; and

•	a $12.4 million decrease in current liabilities, primarily resulting from $5.7 million of payments made under earn-out agreements and a $6.6 million decrease in accounts payable. The $5.7 million of payments under earn-out agreements related to acquisitions completed in the fourth quarter of 2003 and were paid by $3.6 million in shares of our common stock and $2.1 million in cash. The $6.6 million decrease in accounts payable was primarily attributable to lower sub-contractor accruals as certain of our FAST task orders were delivered allowing our vendors to be paid.

Our operating activities generated cash of approximately $1.0 million for the six months ended June 30, 2004. The net operating cash provided primarily represented net income adjusted for depreciation and amortization and the changes in working capital as discussed above. For the six months

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ended June 30, 2003, the net operating cash generated of $3.2 million primarily represented net income adjusted for depreciation and amortization, combined with a $2.5 million of payments for working capital purposes.

Our investing activities used cash of approximately $3.1 million for the six months ended June 30, 2004, primarily as a result of $2.2 million of cash payments made in connection with acquisitions and $1.2 million of capital expenditures. Capital expenditures include the net purchase price of $1.0 million for ownership interests in two aircraft purchased during the second quarter of 2004. Additionally, net proceeds of $0.2 million were received during the second quarter of 2004 for the sale of two aircraft in which we had an ownership interest. Cash used by investing activities for the six months ended June 30, 2003, consisted of $1.2 million of payments made in connection with acquisitions and $0.2 million of capital expenditures. We currently anticipate that capital expenditures for 2004 will be approximately $1.8 million for general corporate purposes.

Our financing activities provided net cash of approximately $59.5 million for the six months ended June 30, 2004, primarily from the net proceeds from the public offering of 2,250,000 shares of common stock that was completed in February 2004. This compares to cash provided from financing activities of $0.5 million for the six months ended June 30, 2003, consisting of common stock issuances and surrenders related to stock option transactions.

In January 2004, we increased our $35 million revolving line of credit to $55 million. We can increase this line to $80 million subject to meeting certain requirements and obtaining our lenders’ approval. The agreement, which was scheduled to expire on December 31, 2005, can be extended for additional one-year terms by mutual agreement with our lenders. In July 2004, we amended the credit agreement to extend the maturity of the agreement to December 31, 2006.

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

In February 2004, we completed a public offering of 2,250,000 shares of common stock. The Company’s net proceeds from the sale of the shares, after the underwriting discount and other expenses, were $59.3 million. We intend to use the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any businesses we selectively decide to acquire in the future.

On July 1, 2004, we acquired all of the outstanding stock of CTI from the shareholders of CTI. The initial purchase price for 100% of the outstanding common stock of CTI was $45 million, paid from cash on hand at closing on July 1, 2004. In addition to the amount paid to shareholders, certain employees will receive payments, through 2007, in the amount of $2 million. It is also anticipated that the Company will realize future income tax benefits with a net present value of approximately $9 million in future periods as the result of CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds of our public offerings, cash on hand and shares of our common stock. We expect to finance any future acquisitions with proceeds from common stock offerings, cash generated by operations, issuances of shares of our common stock, borrowings under our credit facility or a combination of the foregoing.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Management believes that the proceeds from the recent sale of shares of common stock by us and our cash and cash equivalents balance, together with cash generated by operations and amounts available under our credit facility, will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures for the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

In connection with management’s evaluation, no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could have a material adverse effect on our financial condition or results of operations.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on April 21, 2004 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting.

Matter 1:	To elect two directors, Don R. Graber and Lester L. Lyles, each to serve for a term of three years and until a successor is elected and qualified; and

Matter 2:	To ratify the selection of Ernst & Young LLP as the independent accountants of MTC Technologies, Inc. for the year ending December 31, 2004.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non- Votes
Matter 1:
Don R. Graber	14,634,705	304,061		657,587
Lester L. Lyles	14,799,904	138,862		657,587

Matter 2	14,747,643	188,877	2,246	657,587

The directors who were not up for re-election whose term of office as a director continued after the meeting are:

•	Rajesh K. Soin
•	David S. Gutridge
•	Lawrence A. Skantze
•	Kenneth A. Minihan
•	William E. MacDonald, III

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.
2.1	Stock Purchase Agreement by and among MTC Technologies, Inc., an Ohio corporation, MTC Technologies, Inc., a Delaware corporation, and the Command Technologies, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 14, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 21, 2004, a Current Report on Form 8-K was furnished under Items 7 and 12 to announce that after the Company’s 2004 Annual Stockholders Meeting had adjourned,

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

the Chairman of the Board, Rajesh K. Soin, remarked that the Company expects to meet or exceed the previously provided guidance for the first quarter of 2004.

On April 27, 2004, a Current Report on Form 8-K was furnished under Items 7 and 12 to announce the Company’s financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: August 5, 2004	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement by and among MTC Technologies, Inc., an Ohio corporation, MTC Technologies, Inc., a Delaware corporation, and Command Technologies, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 14, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.