Form 10-Q
period 2004-09-30
MTC TECHNOLOGIES INC
filed 2004-11-04
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2004

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of October 29, 2004 was 15,606,852.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(dollar amounts in thousands except per share amounts)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$34,736	$15,050
Accounts receivable, net	68,623	46,004
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	2,083	2,249
Work-in-process inventories	2,256	2,488
Prepaid expenses and other current assets	1,992	1,957

Total current assets	109,690	67,748

Property, plant and equipment, net	3,324	2,382
Goodwill, net	52,831	23,817
Intangible assets, net	18,965	8,164
Other assets	165	156

	$184,975	$102,267

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,696	$18,572
Compensation and related items	15,598	9,774
Billings in excess of costs and estimated earnings on uncompleted contracts	682	481
Amounts due under earn-out agreements	1,582	5,668
Income taxes payable and other current liabilities	2,281	714

Total current liabilities	41,839	35,209

Deferred income tax and other long-term liabilities	2,081	1,823

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,606,852 and 13,210,946 shares issued and outstanding, at September 30, 2004 and December 31, 2003, respectively	16	13
Paid-in capital	116,858	53,751
Other comprehensive income	14	—
Retained earnings	25,528	12,832
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	141,055	65,235

	$184,975	$102,267

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Income

(dollar amounts in thousands except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$74,046	$50,422	$196,593	$129,096
Cost of revenue	62,051	42,575	165,432	107,722

Gross profit	11,995	7,847	31,161	21,374
General and administrative expenses	3,430	2,260	8,934	7,117
Intangible asset amortization	844	119	1,700	356

Operating income	7,721	5,468	20,527	13,901
Interest income	123	74	410	225

Income before income tax expense	7,844	5,542	20,937	14,126
Income tax expense	3,110	2,218	8,241	5,608

Net income	$4,734	$3,324	$12,696	$8,518

Basic and diluted earnings per common share:
Basic	$0.30	$0.25	$0.84	$0.65

Diluted	$0.30	$0.25	$0.83	$0.65

Weighted average common shares outstanding:
Basic	15,604,975	13,110,722	15,190,434	13,041,024
Diluted	15,640,427	13,146,832	15,229,957	13,134,983

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,696	$8,518
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(292)	—
Depreciation and amortization	2,236	659
Other	207	—
Changes in operating assets and liabilities:
Accounts receivable	(13,577)	(4,324)
Costs and estimated earnings in excess of billings on uncompleted contracts	166	(1,471)
Inventory	232	(3,035)
Prepaid expenses and other assets	514	(429)
Accounts payable	2,796	9,591
Compensation and related items	3,425	1,215
Billings in excess of costs and estimated earnings on uncompleted contracts	201	83
Income taxes payable and other current liabilities	242	881

Net cash provided by operating activities	8,846	11,688

Cash flows from investing activities:
Payments for acquired businesses	(47,471)	(1,227)
Purchase of property and equipment	(1,436)	(335)
Proceeds from sale of property and equipment	224	—

Net cash used in investing activities	(48,683)	(1,562)

Cash flows from financing activities:
Issuance of common stock	59,523	1,480
Repurchase of common stock	—	(949)

Net cash provided by financing activities	59,523	531

Net increase in cash	19,686	10,657
Cash and cash equivalents at beginning of period	15,050	21,950

Cash and cash equivalents at end of period	$34,736	$32,607

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended September 30, 2004 and 2003 are not necessarily indicative of the results for the full year.

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

Stock Based Compensation—We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for our stock option plans. Compensation expense for stock options to employees under the 2002 Equity and Performance Incentive Plan is recognized based on the difference, if any, between the fair value of our stock and the exercise price of the option at the date of grant. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS No. 123), our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Because future stock option awards may be granted and because it is unlikely that actual events will ever match the assumptions used in making these calculations, the pro forma impacts shown below are probably not indicative of the impact in future years.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

Pro forma disclosure (amounts in thousands, with the exception of per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,734	$3,324	$12,696	$8,518
Add: Stock based compensation included in reported net income, net of related tax benefits	—	—	14	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88)	(73)	(456)	(225)

Pro forma net income	$4,646	$3,251	$12,254	$8,293

Earnings per share:
Basic – as reported	$0.30	$0.25	$0.84	$0.65
Basic – pro forma	$0.30	$0.25	$0.81	$0.64
Diluted – as reported	$0.30	$0.25	$0.83	$0.65
Diluted – pro forma	$0.30	$0.25	$0.80	$0.63

B. STOCKHOLDERS’ EQUITY

The Company and a selling stockholder completed a public offering of 2,250,000 primary and 1,500,000 secondary shares, respectively, of MTC common stock in February 2004. The primary shares were issued by the Company and the secondary shares were sold by the selling stockholder. The Company did not receive any proceeds from the sale of the shares by the selling stockholder. The Company received net proceeds of $59.3 million from the offering, after deducting the Company’s portion of expenses and the underwriting discount.

We intend to use the remaining proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes including possible strategic acquisitions.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

The initial purchase price for 100% of the outstanding common stock of ICI was $10.2 million, which was paid with $2.4 million in our common stock, $7.5 million in repayment of ICI debt at the closing (of which approximately $3.0 million arose in connection with payments to ICI’s shareholders) and $0.3 million for related acquisition costs, all of which was immediately paid with cash on hand. In the first quarter of 2004, we paid additional consideration of $4.6 million, which consisted of shares of our common stock with a value of $3.6 million and $1.0 million in cash, to the former shareholders of ICI as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. We could be required to pay the former shareholders of ICI up to an additional $4.5 million under such provision, payable in a combination of our common stock and cash, if certain other performance goals are achieved through 2005. As of September 30, 2004 we accrued an additional $0.6 million of consideration for the achievement of certain performance goals. We have recorded this earn-out payment as an increase in goodwill and as an amount due under earn-out agreement on our September 30, 2004 balance sheet. If all contingent amounts are earned, the total acquisition price could reach $19.3 million. Any future payments will also be paid in a combination of our common stock and in cash. If the maximum purchase price is paid, the total payments will have been made 50% in cash (including repayment of debt) and 50% in our common stock. Shares of our common stock issued in connection with our acquisition of ICI were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

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

The initial purchase price for 100% of the outstanding stock of Vitronics and related acquisition costs was $9.0 million, which was paid from cash on hand at closing on October 31, 2003. Vitronics’ former shareholders may receive additional cash payments through 2007 if certain operating goals are achieved or contracts are awarded. Based on our current estimates, we expect the total purchase price will be approximately $9.7 million.

Command Technologies, Inc.

On July 1, 2004, we acquired all of the outstanding stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology, and technology applications to training, simulation, and modeling.

The initial purchase price for 100% of the outstanding stock of CTI was $45 million, which was paid from cash on hand at closing on July 1, 2004. Additionally, acquisition related closing expenses of approximately $0.2 million were incurred. In addition to the amount paid to shareholders, certain employees will receive payments, through 2007, in the amount of $2 million for services provided prior to the acquisition. It is also anticipated that we will realize future income tax benefits with a net present value of approximately $9 million as the result of CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

The purchase price of the CTI acquisition was allocated as follows (amounts in thousands):

Cash and equivalents	$690
Accounts receivable, net	9,095
Prepaids and other current assets	503
Intangible assets - Purchase price allocated to contracts	12,500
Property and equipment	449
Other assets	13
Goodwill	27,305
Current liabilities	(4,801)
Long-term payable to CTI employees	(550)

Net assets acquired	$45,204

Goodwill recognized under the agreement is deductible for income tax purposes.

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over 7.5 years, the estimated remaining life of the contracts including renewals.

The acquisition is consistent with our growth strategies to acquire complementary businesses to reach new customers and technologies. The previously private-held company, headquartered in Warrenton, Virginia, with major facilities in Florida, Texas, and Colorado, augments MTC’s thrust to expand its role in support of the U.S. intelligence communities. CTI brings a wealth of in-depth knowledge and experience in assisting the military and intelligence communities build and maintain the Nation’s defenses. The acquisition also supports the expansion efforts of our National Security Group.

The revenue of CTI reflected in our consolidated statement of income for the three and nine months ended September 30, 2004 was approximately $10.0 million.

Pro Forma Information (unaudited) – Pro forma results of operations, as if the acquisition of CTI occurred as of the January 1, 2003 is presented below. These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue (in thousands)	$74,046	$61,479	$215,784	$163,534
Net income (in thousands)	4,734	3,076	13,152	8,401

Earnings per common share:
Basic	$0.30	$0.23	$0.87	$0.64

Diluted	$0.30	$0.23	$0.86	$0.64

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

Pro forma adjustments for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 include:

	Three months ended September 30, 2003	Nine months ended September 30,
		2004	2003
	(in thousands)
Intangible amortization expense (1)	$417	$1,250	$1,250
Income taxes expense (benefit) (2)	(165)	304	(78)
Net interest (income) expense (3)	242	18	697
General and administrative expenses (4)	—	(2,462)	—

1.	Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of the acquisition.
2.	Pro forma adjustment to reflect income taxes as if CTI had been a C corporation for the periods presented, at an estimated combined effective income tax rate of 40%.
3.	Pro forma adjustment to reflect the elimination of CTI interest expense, reduce interest income on the $22.0 million of cash and cash equivalents available on January 1, 2003 to fund the acquisition of CTI, as well as reflect interest expense on the approximate $23.0 million in debt that would have been used in addition to available cash to consummate the acquisition on January 1, 2003.
4.	Pro forma adjustment to give effect to the elimination of expense related to former CTI shareholders for certain bonus and fringe benefits payments as well as legal and income taxes that became payable on the sale of CTI.

D. GOODWILL AND INTANGIBLE ASSETS

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

The components of other intangibles at September 30, 2004 and December 31, 2003 are as follows (in thousands):

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

	September 30, 2004	December 31, 2003
Purchase price allocated to customer contracts	$21,500	$9,000
Non-compete covenants	25	25

	21,525	9,025
Accumulated amortization	(2,560)	(861)

	$18,965	$8,164

Aggregate amortization expense for intangible assets for the nine months ended September 30, 2004 and 2003 were $1.7 million and $0.4 million, respectively. Purchased contracts are amortized on a straight-line basis.

Estimated annual intangible amortization expense for the remainder of 2004 and the next 5 years (in thousands):

For the remaining three months ending December 31, 2004	$841

For the years ending December 31,
2005	3,365
2006	3,365
2007	3,365
2008	2,913
2009	1,782

The changes in the carrying amount of goodwill as of September 30, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$23,817
Additional AMCOMP Corporation goodwill from the accrual of 2004 earn-out and tax payments	976
Additional ICI goodwill arising from the accrual of 2004 earn-out payments	606
Additional Vitronics goodwill arising from 2004 shareholder distributions and taxes	127
Goodwill arising from the CTI acquisition	27,305

Balance as of September 30, 2004	$52,831

E. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (amounts in thousands):

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$17	$14	$168	$48
Rent and maintenance costs paid to related parties	1	118	8	354

	$18	$132	$176	$402

Rent included in cost of revenues paid to related parties	$13	$36	$40	$108

Subcontracting services purchased from related parties:

GTIC India, Private, Ltd.	$114	$95	$354	$336

International Consultants, Inc. (1)	$—	$24	$—	$24

Subcontract services provided to related parties:

International Consultants, Inc. (1)	$—	$81	$—	$177

Integrated Information Technology Corporation (2)	$—	$296	$506	$1,165

(1)	Amounts for subcontract services provided to ICI in 2003 were prior to our acquisition of ICI as discussed above in Note C.
(2)	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above.

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

At September 30, 2004 and December 31, 2003, amounts due from related parties were $0 and $259,000, respectively. At September 30, 2004 and December 31, 2003, amounts payable to related parties were $28,900 and $180,000 respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

F. EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	15,604,975	13,110,722	15,190,434	13,041,024
Effect of potential exercise of stock options	35,452	36,110	39,523	93,959

Diluted weighted average common shares outstanding	15,640,427	13,146,832	15,229,957	13,134,983

G. COMMITMENTS AND CONTINGENCIES

In July 2004, we signed a definitive settlement agreement with Bear Stearns Merchant Fund Corp. settling the lawsuit filed by Bear Stearns Merchant Fund Corp. alleging breach of contract and other matters in connection with its proposal to purchase Modern Technologies Corp. (our principal subsidiary, an Ohio corporation that is now known as MTC Technologies, Inc.). The expense associated with this settlement is included in the accompanying financial statements for the nine months ended September 30, 2004 and was not material to the financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 and the financial condition of MTC for September 30, 2004 compared to December 31, 2003. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering and technical services, information technology, intelligence and program management services focusing primarily on U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three and nine months ended September 30, 2004 and 2003, over 95% and 93%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army, U.S. Navy, and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. In recent years a significant amount of our revenue has been earned under two contracts, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, and the Flexible Acquisition and Sustainment Tool, or FAST, contract. Revenue under the ASC/BPA was approximately 9% and 10% of our total revenue for the three and nine months ended September 30, 2004, respectively, and was approximately 12% and 14% of our revenue for the three and nine months ended September 30, 2003, respectively. The largest task order under the ASC/BPA amounted to approximately 1% of total revenue for the three and nine months ended September 30, 2004. The ASC/BPA, which was originally awarded as a small business set aside contract, expires on September 30, 2005 and our ability to retain this contract is uncertain because the U.S. Air Force has preliminarily indicated that its acquisition strategy for the renewal of the ASC/BPA is to maintain the follow-on vehicle as a small business set aside. This means that we will need to be on the team of one or more successful small businesses that bid on the follow-on contract in order to maintain our current work or alternatively we would need to convert some of our current work under the ASC/BPA to other contract vehicles.

In July 2001, we were one of nine awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Revenue under the FAST contract was approximately 21% and 27% of total revenue for the three and nine months ended September 30, 2004, respectively and was approximately 43% and 36% of our revenue for the three and nine months ended September 30 2003, respectively. The FAST revenue for the three and nine months ended September 30, 2004 was comprised of 59 separate task orders, the largest of which amounted to approximately 3% and 5% of total revenue for the three and nine months ended September 30, 2004, respectively. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Service Administration (GSA) vehicles, accounted for more than 3% of revenue for the three and nine months ended September 30, 2004.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over its approximately four year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of September 30, 2004, we have been awarded 77 task

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

orders under the FAST contract with a remaining potential award value of approximately $912 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management or system integration services, which historically have been less profitable than our other activities. The lower rate of profitability on program management/system integration services is the result of these services requiring significantly greater use of subcontractors than other services we perform. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to continue to be a significant part of our business for the next several years, we anticipate our operating income, as a percentage of total revenue, could diminish, although it will grow in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2001 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the three and nine months ended September 30, 2004, approximately 75% and 78%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 73% and 71% of our revenue for the three and nine months ended September 30, 2004, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors.

We typically provide our services under contracts with a base term, often of three years, and option terms, typically two to four additional one-year terms or more, that the customer can exercise on an annual basis. We also have contracts with fixed terms, some extending as long as five or nine years. Although we occasionally obtain government contracts for which the contracting agency obligates funding for the full term of the contract, most of our government contracts receive incremental funding. All of our work is subject to the risks associated with the government’s annual appropriations process.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Time-and-materials	59%	46%	53%	52%
Fixed-price	26	45	30	34
Cost-plus	15	9	17	14

Total	100%	100%	100%	100%

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

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at September 30, 2004 was approximately $212 million as compared to approximately $136 million at September 30, 2003. Approximately $27 million, or 36%, of the $76 million increase in funded backlog resulted from funding increases in MTC’s organic contract base, primarily from the FAST, Defense Information Systems Network, PM Soldier Systems and Command and Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) contracts. The remaining $49 million increase in funded backlog resulted from the acquisitions made during the last twelve months. Although our funded backlog at September 30, 2004 was approximately 83% of our trailing twelve-month revenue, we believe that a more typically sustainable funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

We began recording work-in-process inventory during the second quarter of 2003 because some of our task orders under the FAST contract reached the production delivery stage. On these task orders, we are now required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

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

Forward-looking statements

Portions of this document that are not statements of historical or current fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.8	84.5	84.1	83.4

Gross profit	16.2	15.5	15.9	16.6
General and administrative expenses	4.6	4.5	4.5	5.5
Intangible asset amortization	1.2	0.2	0.9	0.3

Operating income	10.4	10.8	10.5	10.8
Net interest income	0.2	0.2	0.2	0.1

Net income before income taxes	10.6	11.0	10.7	10.9
Income tax expense	4.2	4.4	4.2	4.3

Net income	6.4%	6.6%	6.5%	6.6%

THREE MONTHS ENDED SEPTEMBER 30, 2004

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue. Revenue for the three months ended September 30, 2004 increased 46.9%, or approximately $23.6 million, to $74.0 million as compared to $50.4 million in the same period in 2003. Revenue from businesses acquired in the prior twelve months accounted for $20.4 million of the increase in revenue. Total organic growth of 6.4% reported in the third quarter of 2004 was lower than organic growth reported in prior quarters due to a $6.3 million decrease in FAST revenue, which reflects normal variations in customer delivery patterns. Excluding lower revenues under the FAST contract, we experienced substantial organic growth from increased work on new or existing contracts and task orders, primarily from growth in Information System Support, Commercial Enterprise Omnibus Support Services (CEOSS), Defense Information Systems Network, PM Soldier Systems, Technical Acquisition Support Services and C4ISR task orders.

Gross profit. Gross profit for the three months ended September 30, 2004 increased 52.9%, or approximately $4.1 million, to $12.0 million as compared to $7.8 million in the same period in 2003. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended September 30, 2004 increased to 16.2% as compared to 15.5% for the corresponding period in 2003. This increase in gross margin percentage was primarily attributable to an increase in the direct work performed by our employees and a decrease in subcontractor-based revenues in the third quarter of 2004 because margins on subcontractor-based revenue are typically lower than the margins on our direct work. During the third quarter of 2004, our direct work was approximately 73% of revenue as compared to approximately 53% during the third quarter of 2003.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2004 increased 51.8%, or approximately $1.2 million, to $3.4 million as compared to $2.2 million in the same period in 2003. This increase was primarily due to increased personnel costs associated with growing our business and additional professional fees associated with establishing our office in Germany and for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of revenue modestly increased from 4.5% for the three months ended September 30, 2003 to 4.6% for the three months ended September 30, 2004.

Intangible asset amortization. Intangible asset amortization for the three months ended September 30, 2004 increased $0.7 million to $0.8 million as compared to $0.1 million in the same period in 2003. Amortization as a percentage of revenue increased from 0.2% for the three months ended September 30, 2003 to 1.2% for the three months ended September 30, 2004. This increase was the result of the amortization of the intangible assets related to the acquisitions that were made in the prior twelve month period.

Operating income. Operating income for the three months ended September 30, 2004 increased 41.2%, or approximately $2.3 million, to $7.7 million as compared to $5.5 million for the quarter ended September 30, 2003. This increase in operating income was primarily the result of increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.8% of revenue for the three months ended September 30, 2003 to 10.4% for the three months ended September 30, 2004. This decrease was consistent with management’s expectations and was primarily the result of the increased intangible asset amortization as discussed above.

Income tax expense. For the three months ended September 30, 2004, our effective income tax rate was 39.6% compared with an effective tax rate of 40.0% for the three months ended September 30, 2003.

Net income. Net income for the three months ended September 30, 2004 increased 42.4%, or approximately $1.4 million, to $4.7 million as compared to $3.3 million for the three months ended September 30, 2003. This increase in net income was primarily the result of increased operating income, which was partially offset by the increased income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2004

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue. Revenue for the nine months ended September 30, 2004 increased 52.3%, or approximately $67.5 million, to $196.6 million as compared to $129.1 million in the same period in 2003. Organic growth of 19.7% amounted to $25.4 million of the $67.5 million increase in revenue, and the remaining $42.1 million of revenue growth, or 32.6%, came from acquisitions made in the prior twelve month period. Our organic growth of $25.4 million was the result of an increase in work on new or existing contracts and task orders, primarily from growth in FAST, Information System Support, CEOSS, Defense Information Systems Network, PM Soldier Systems, Technical Acquisition Support Services and C4ISR task orders.

Gross profit. Gross profit for the nine months ended September 30, 2004 increased 45.8%, or approximately $9.8 million, to $31.2 million as compared to $21.4 million in the same period in 2003. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the nine months ended September 30, 2004 decreased to 15.9% as compared to 16.6% for the corresponding period in 2003. This decrease in gross margin percentage was primarily attributable to the previously forecasted increase in the use of subcontractors because margins on subcontractor-based revenue are typically lower than the margins on our direct work. Revenue from work performed through the use of subcontractors for the nine months ended September 30, 2004 increased approximately $11.2 million from the same period in 2003.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2004 increased 25.5%, or approximately $1.8 million, to $8.9 million as compared to $7.1 million in the same period in 2003. This increase was primarily the result of increased personnel costs to support our growth, increased professional fees and a $0.2 million loss realized on the sale of two aircraft during the second quarter of 2004. However, general and administrative expenses as a percentage of revenue declined from 5.5% for the nine months ended September 30, 2003 to 4.5% for the nine months ended September 30, 2004 as a result of operating efficiencies.

Intangible asset amortization. Intangible asset amortization for the nine months ended September 30, 2004 increased $1.3 million, to $1.7 million as compared to $0.4 million in the same period in 2003. Amortization as a percentage of revenue increased from 0.3% for the nine months ended September 30, 2003 to 0.9% for the nine months ended September 30, 2004. This increase was the result of the amortization of the intangible assets related to the acquisitions that we made in the prior twelve month period.

Operating income. Operating income for the nine months ended September 30, 2004 increased 47.7%, or approximately $6.6 million, to $20.5 million as compared to $13.9 million for the nine months ended September 30, 2003. This increase in operating income was primarily the result of increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.8% of revenue for the nine months ended September 30, 2003 to 10.5% for the nine months ended September 30, 2004. This decrease was in line with management’s expectations and resulted from the decrease in gross profit as a percentage of revenue (due to the previously forecasted increase in use of subcontractors) and the substantial increase in intangible amortization.

Net interest income. Net interest income was $0.4 million for the nine months ended September 30, 2004 as compared to $0.2 million for the nine months ended September 30, 2003. Interest income increased during the nine months ended September 30, 2004 as a result of the investment of the proceeds received in February 2004 upon completion of a public offering of our common stock.

Income tax expense. For the nine months ended September 30, 2004, our effective income tax rate was 39.4% compared with an effective tax rate of 39.7% for the nine months ended September 30, 2003.

Net income. Net income for the nine months ended September 30, 2004 increased 49.1%, or approximately $4.2 million, to $12.7 million as compared to $8.5 million for the nine months ended September 30, 2003. This increase in net income was primarily the result of increased operating income and interest income, which was partially offset by the increased income tax expense.

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

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date each year, our customers may have to suspend engagements that

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year, and possibly ensuing quarters of the following year. On October 28, 2004, President Bush signed the National Defense Authorization Act for Fiscal Year 2005. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end could increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance on September 30, 2004, was approximately $34.7 million. Historically, our positive cash flow from operations, our proceeds from equity offerings and our available credit facility have provided us adequate liquidity and working capital to fund the operational needs and support our acquisition activities.

Our working capital was $67.8 million at September 30, 2004 and $32.5 million at December 31, 2003. Our working capital increased $35.3 million in the first nine months of 2004 primarily for the following reasons:

•	a $19.7 million increase in cash and cash equivalents;

•	a $22.6 million net increase in accounts receivable and costs and estimated earnings in excess of amounts billed. Our days sales outstanding (DSOs) in accounts receivable increased to 84 days at September 30, 2004 from 65 days at December 31, 2003. The increase primarily resulted from billing delays related to the conversion of acquired companies to our corporate accounting system. Additionally our DSOs at December 31, 2003 of 65 days were lower than our typical range because of a high level of deliveries which allowed us to bill during the month as opposed to waiting to the end of the month to bill as most of our business requires us to do. Historically, our DSOs are typically in the range of 75 to 80 days; and

•	a $6.6 million increase in current liabilities, primarily resulting from $5.8 million increase in compensation and related items and a $3.1 million increase in accounts payable. The increase in compensation and related items was primarily due to the increased number of employees and seasonal increases in payroll related accruals. The net increase in accounts payable was primarily attributable to increased non-labor costs, such as subcontract costs and direct materials, that resulted from the increased revenue volume in 2004. Offsetting the increase in accounts payable and compensation and related items was a $4.1 million net decrease in the earn-out payable for payments made under earn out agreements related to acquisitions completed in the fourth quarter of 2003.

Our operating activities generated cash of approximately $8.8 million for the nine months ended September 30, 2004. The net operating cash provided primarily represented net income adjusted for depreciation and amortization and the changes in working capital as discussed above. For the nine months ended September 30, 2003, the net operating cash generated in the amount of $11.7 million primarily represented net income adjusted for depreciation and amortization, combined with a $2.5 million increase in working capital.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our investing activities used cash of approximately $48.7 million for the nine months ended September 30, 2004, primarily as a result of $47.5 million of cash payments made in connection with acquisitions and $1.4 million of capital expenditures. Capital expenditures include the net purchase price of $0.9 million for an aircraft purchased during the second quarter of 2004. Additionally, net proceeds of $0.2 million were received during the second quarter of 2004 for the sale of two aircraft that we had an ownership interest in. Cash used by investing activities for the nine months ended September 30, 2003, consisted of $1.2 million of payments made in connection with acquisitions and $0.3 million of capital expenditures. We currently anticipate that total capital expenditures for 2004 will be approximately $2.0 million for general corporate purposes.

Our financing activities provided net cash of approximately $59.5 million for the nine months ended September 30, 2004, primarily from the net proceeds from the public offering of 2,250,000 shares of common stock that was completed in February 2004 as well as common stock issuances related to stock option transactions. This compares to cash provided from financing activities of $0.5 million for the nine months ended September 30, 2003, consisting of common stock issuances and surrenders related to stock option transactions.

In January 2004, we increased our $35 million revolving line of credit to $55 million. We can increase this line to $80 million subject to meeting certain requirements and obtaining our lenders’ approval. The credit agreement was initially scheduled to expire on December 31, 2005; however, in July 2004, we amended the agreement to extend the term to December 31, 2006. The credit agreement can be extended for additional one-year terms by mutual agreement with our lenders.

The interest rate we would pay if we have any borrowings will range from prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). Borrowings under our line of credit are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and are required to meet certain financial covenants. As of September 30, 2004, we were in compliance with these financial covenants.

In February 2004, we completed a public offering of 2,250,000 shares of our common stock. The Company’s net proceeds from the sale of the shares, after the underwriting discount and other expenses, were $59.3 million. We intend to use the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we selectively decide to acquire in the future.

On July 1, 2004, we acquired all of the outstanding stock of CTI from its shareholders. The initial purchase price for 100% of the outstanding stock of CTI was $45 million, paid from cash on hand at closing on July 1, 2004. In addition to the amount paid to shareholders, certain employees will receive payments, through 2007, in the amount of $2 million. It is also anticipated that the Company will realize future income tax benefits with a net present value of approximately $9 million as the result of CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

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

In connection with management’s evaluation, no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could have a material adverse effect on our financial condition or results of operations.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

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

MTC TECHNOLOGIES, INC.

Date: November 4, 2004	By:	/s/ Michael I. Gearhardt
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