Form 10-K
period 2004-12-31
MTC TECHNOLOGIES INC
filed 2005-03-11
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $259,978,149.

As of February 28, 2005, there were 15,738,763 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.

Item 1.    Business

Overview

MTC Technologies, Inc. was incorporated in Delaware in April 2002 and holds all of the capital stock of MTC Technologies, Inc., an Ohio corporation incorporated in 1985 that was formerly known as Modern Technologies Corp. We provide sophisticated systems engineering, information technology, intelligence and program management services primarily to U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2004, 2003, and 2002, about 96%, 95%, and 87%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it conducts the war on global terrorism and modernizes its defense capabilities.

Our people develop and implement innovative, practical solutions to complex engineering, technical and management problems. We have approximately 2,100 employees, of whom approximately 65% hold the necessary credentials to work on sensitive government projects, including approximately 15% with the necessary credentials to work on the federal government’s most sensitive projects. A substantial majority of our employees has prior military or government industry experience and over 80% of our employees work on-site at our customers’ facilities. The credentials, experience and locations of our employees allow us to combine a comprehensive knowledge of our customers’ business processes with the practical application of advanced engineering and information technology tools, techniques and methods to create value-added solutions. For the year ended December 31, 2004, we generated approximately 77% of our revenue as a prime contractor, where we delivered many mission critical services and solutions. Serving as a prime contractor in close proximity to our customers has allowed us to maintain long-standing relationships that have been important to our growth. We have provided services to the U.S. Air Force since our founding, the U.S. Army for 16 years and NASA for 11 years.

We believe we are well positioned to continue our internal revenue growth by leveraging our existing customer relationships and diverse array of contract vehicles, including General Service Administration (GSA) schedules and Blanket Purchase Agreements (BPAs). Our contract base is well diversified with in excess of 100 active contracts, not including task orders on GSA contracts and major government-wide acquisition contracts (GWACs). As of December 31, 2004, we had in excess of 500 task orders under these contracts. In July 2001, we were one of six awardees of the U.S. Air Force’s Flexible Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion. From the inception of the FAST contract through December 31, 2004, we have been awarded over half of the dollar value of the $1.7 billion in task orders that have been competitively bid, based on the aggregate potential value of these task orders and assuming the exercise of all option periods. As of December 31, 2004, we have been awarded over 75 task orders under the FAST contract with a remaining potential award value of approximately $914.0 million if all options are exercised. We have the potential to compete for hundreds of millions of dollars in task orders over the remaining contract life of approximately three and a half years, as the U.S. Air Force maintains and modernizes aircraft and weapons systems. Additionally, during the third quarter of 2004, we were awarded an 18-month U.S. Army contract worth over $35.0 million to reconstitute its 1st Armored Division in Germany, which extends and expands our activities in reconstituting the U.S. Army’s combat equipment. We should recognize our first revenue on this contract in the second quarter of 2005.

Acquisitions

We employ a highly disciplined process to evaluate the strategic, financial, operational and legal aspects of acquisitions. Since our initial public offering, we have completed six strategic acquisitions. Each of the acquired businesses has been accretive to earnings and has expanded our customer reach and technical capabilities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

AMCOMP.    In October 2002, we acquired all of the outstanding capital stock of AMCOMP Corporation (AMCOMP). AMCOMP provides engineering, information technology and other technical services, primarily in the areas of space systems and global positioning systems, to the Department of Defense and other government agencies. The initial purchase price was $7.3 million. In both April 2003 and 2004, we paid additional consideration of $1.1 million to the former shareholders of AMCOMP as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. We accrued an additional $1.1 million of consideration in December 2004 for the achievement of certain performance goals under the 2004 earn-out provision in the stock purchase agreement. We expect to make this payment in the second quarter of 2005. It is anticipated that we will realize certain income tax benefits in future periods as a result of the AMCOMP shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

ICI.    In October 2003, we acquired all of the outstanding capital stock of International Consultants, Inc. (ICI). ICI specializes in program management, information technology and logistics management services. ICI provides support to customers such as the U.S. Army Forces Command (FORSCOM) and the Tank-Automotive and Armaments Command (TACOM). The initial purchase price was $10.2 million, which consisted of shares of our common stock with a value of $2.4 million, the repayment of $7.5 million of ICI’s indebtedness at the closing and $0.3 million for related acquisition costs. During 2004, we paid additional consideration of $5.7 million, which consisted of shares of our common stock with a value of $4.5 million and $1.2 million in cash, to the former shareholders of ICI as the result of the achievement of certain performance goals. We also accrued an additional $3.0 million of purchase consideration in December 2004 for the achievement of certain performance goals under the 2004 earn-out and contingency provisions. This payment was made in the first quarter of 2005, and the consideration consisted of shares of our common stock with a value of $2.5 million and $0.5 million in cash.

Vitronics.    In October 2003, we acquired all of the outstanding capital stock of Vitronics Inc. (Vitronics). Vitronics specializes in systems engineering, information technology, software development, command and control systems integration and urban warfare technologies. Vitronics’ key customers include the U.S. Army’s Communications Electronics Command (CECOM), the Research Development and Engineering Command (RDECOM) and the Defense Advanced Research Projects Agency (DARPA). The initial purchase price, including related acquisition costs, was approximately $9.0 million. Under an earn-out provision in the stock purchase agreement, we accrued an additional $0.8 million of consideration in December 2004 for the achievement of certain performance goals under the 2004 earn-out provision, which amount will be paid in 2005. It is anticipated that we will realize certain income tax benefits in future periods as a result of the Vitronics shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

CTI.    On July 1, 2004, we acquired all of the outstanding capital stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology, and technology applications for training, simulation, and modeling. The initial purchase price was $45.0 million, which was paid from cash on hand at closing. The purchase price was reduced by $0.7 million in December 2004 as a result of the release from the escrow. An additional $4.5 million of initial purchase price is being held in escrow until December 2005 to satisfy any general indemnification obligations under the stock purchase agreement. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $9 million in future periods as the result of CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

OnBoard.    In January 2005, we purchased all of the outstanding capital stock of OnBoard Software, Inc. (OnBoard) from its sole shareholder. OnBoard’s customer base consists primarily of the U.S. Air Force and large prime contractors for the Department of Defense, and OnBoard supports programs with technical development for a wide range of innovative and cost-effective hardware/software systems. The initial purchase price was $34.1 million, which was paid from cash on hand at closing. In addition, OnBoard’s shareholder may receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $7 million in future periods as the result of the OnBoard shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTI.    In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI). MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy, and large prime contractors for the Department of Defense, and MTI supports sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and $68.0 million of which was borrowed under our revolving credit facility. MTI shareholders may receive additional cash payments of up to $5.0 million if certain operating goals are achieved in 2005. It is also anticipated that the Company will realize income tax benefits with a net present value of approximately $12 million in future periods as the result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

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

Program Management.    We provide program management support that extends the useful life of existing defense systems and reduces life-cycle costs, and sustains these systems in combat. Program management activities include developing and implementing acquisition strategies, cost modeling, identification of suppliers and vendors, provision planning, contract performance monitoring, program planning and scheduling, financial management, operational effectiveness analysis, risk analysis and security planning. Specifically, we provide engineering and sustainment support, and modifications of and upgrades to defense systems featuring new sensor devices, radios, engines and other electronic components. We are involved in support programs to extend the service of aging aircraft and other defense systems and components, which includes the sourcing and repair of diminishing parts for our customers. In addition, it is not uncommon for our other service offerings to lead to program management services, such as in the case of the Roll-On Beyond Line-of-Sight Enhancement (ROBE), Forward Looking Infrared (FLIR) and MH-53 modification programs. Our program management capabilities are now being expanded to support the readiness of active duty and National Guard organizations committed to combat operations.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our Core Capabilities

We apply the following core capabilities across our four service areas described above:

Systems Support.    We provide complete life-cycle support of military, defense, intelligence and information technology systems. The activities start with requirements analysis and system design, and then move to acquisition and integration of these systems. We continue our support into the operation and support phases and provide continuing improvements and sustainment, and, when systems are committed to combat operations, perform reconstitution activities upon redeployment.

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

Logistics Management.    We design and develop integrated logistics support plans designed to optimize the deployment, readiness, performance and subsequent extraction of military personnel and equipment. We also design sophisticated platforms that coordinate and integrate information management systems.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following chart shows how our core capabilities cross over our four service areas:

Capabilities by Service Area

	Systems Engineering and Technical Services	Information Technology	Intelligence (C4ISR)	Program Management
Systems Support	☐	☐	☐	☐
Acquisition Management	☐	☐	☐	☐
Systems Integration	☐	☐	☐	☐
Network Design and Maintenance	O	☐	☐
Information Assurance	O	☐	O	O
Logistics Activities	☐	☐	O	☐
Testing and Evaluation	☐	O	O	☐
Business Process Outsourcing	O	O		☐

Major Area of Emphasis: ☐

Supporting Area of Emphasis: O

Our Customers

Our customers are primarily U.S. federal government intelligence, military and civilian agencies. Our revenue derived from federal government customers, consisting primarily of the Department of Defense and the intelligence community, accounted for about 96%, 95%, and 87% of our total revenue for the years ended December 31, 2004, 2003, and 2002, respectively. Our federal government customers typically exercise independent contracting authority so that even offices or divisions within an agency may, either directly or through a prime contractor, use our services as separate customers so long as the customers have independent decision making and contracting authority within their organizations. For the year ended December 31, 2004, we derived approximately 77% of our revenue as a prime contractor and approximately 23% of our revenue as a subcontractor to other defense companies.

Our Diverse Contract Vehicles

We compete for task orders through a variety of arrangements or contract vehicles. Our vehicles include GWACs, BPAs, GSA schedules and indefinite delivery, indefinite quantity (IDIQ) contracts. We have contract vehicles in each of our service areas, allowing us to compete for business from a variety of customers. In addition, we have several blanket arrangements under which we can work with customers in multiple service areas. Our contract vehicles are structured with various terms and include time-and-materials, fixed-price and cost-plus contracts. Approximately 26% of our revenue for the year ended December 31, 2004 was under the FAST contract. Our tasks under the FAST contract support or have supported 17 different customer organizations using over 75 individual task orders. In prior years, we performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While we continue to increase the amount of revenue earned using the FAST contract, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. Also, approximately 9% of our revenue for the year ended December 31, 2004 was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA). The ASC/BPA, which was originally awarded as a small business set-aside contract, expires on August 7, 2005, and the replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. It is possible that some of our current work under the ASC/BPA could be converted to GSA schedules or other contract vehicles.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our contract base is well diversified with in excess of 100 active contract vehicles, not including task orders on GSA contracts and major GWACs. As of December 31, 2004, we had in excess of 500 task orders under these contracts. The typical initial terms for our government contracts range from three years to five years, with most having an initial term of three years. The customer may extend the contracts for additional years.

The following table identifies some of our GSA, GWAC and IDIQ contract vehicles that have undefined scopes and significant ceilings:

	Period of Performance		Option End Date	Customer	Current Ceiling
	Start	End
FAST	09/26/01	09/25/06	09/25/08	U.S. Air Force	$7.4 billion
GSA corporate contract	07/01/01	02/28/10	02/28/20	GSA	No ceiling
Special Operations Forces—Support Services Contract II (SOC-SSSC II)	09/03/02	09/02/07	09/02/17	U.S. Air Force	$440 million
ASC/BPA	08/08/00	08/07/05	None	U.S. Air Force	No ceiling
MTC GSA Professional Engineering Services (PES)	11/17/99	03/03/10	03/3/15	GSA	No ceiling
CTI GSA Professional Engineering Services (PES)	10/20/00	09/30/09	10/19/15	GSA	No ceiling
Technical Acquisition Support Services	03/31/00	03/30/06	None	U.S. Air Force	No ceiling
Tank-Automotive and Armaments Command (TACOM)OMNIBUS I	06/17/99	12/30/05	None	U.S. Army	$22.5 million
Tank-Automotive and Armaments Command (TACOM) OMNIBUS II	12/20/02	12/20/07	None	U.S. Army	$19.0 million
Program Executive Office/Program Manager (PEO-PM) Soldier Systems	01/01/03	12/31/07	None	U.S. Army	$40.0 million
GSA Management, Organizational and Business Improvement Services (MOBIS)	06/15/99	06/14/09	None	GSA	No ceiling
MTC GSA Logistics Worldwide (LOG WORLD)	08/20/02	08/19/07	08/19/17	GSA	No ceiling
CTI GSA Logistics Worldwide (LOG WORLD)	04/26/02	04/25/07	04/25/17	GSA	No ceiling
Commercial Enterprise Omnibus Support Services (CEOss) BPA	08/19/03	08/18/08	08/18/18	GSA	No ceiling
Logistics Joint Administrative and Management Support Services (LOGJAMMS)	01/10/05	01/09/06	01/09/10	Army	$54.4 million
GSA Tri-Service Standoff Attack Missile (TSSAM) BPA	10/22/04	10/21/05	10/21/09	GSA	No ceiling

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

The primary source of our backlog is contracts with the federal government. Our estimated backlog at the end of the two most recently completed fiscal years was as follows:

	December 31, 2004	December 31, 2003
Estimated Total Backlog	$ 1.5 billion	$ 1.3 billion
Funded Backlog	$316 million	$166 million

Of our funded backlog as of December 31, 2004, approximately 35.6%, or $112.4 million, will remain at the end of the 2005 fiscal year. We have increased our funded backlog by $150 million from December 31, 2003, primarily due to the 2004 acquisition of CTI and funding increases in the FAST, TACOM OMNIBUS, LOGJAMMS, PM Soldier Systems and other contracts. Although our funded backlog at December 31, 2004, was approximately 116% of our revenue for the year ended December 31, 2004, we feel that a more typical funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

Sales and Marketing

We have a highly disciplined sales and marketing process that utilizes the relationships of our senior management and business development staff. We also seek to leverage existing customer relationships and respond to competitive solicitations. We identify, assess and respond to new business opportunities quickly. We draw on the experience and knowledge of senior personnel across the company, including those working on-site with our customers. We have also established a formal process for evaluating new business opportunities and use our tracking systems to track the status of each bid opportunity. We have effectively used GSA contracts to respond quickly to emerging customer requirements.

To supplement and complement our core competencies, we have relationships with industry partners that enable us to work together on contracts. While we are the prime contractor on most of our contracts, we serve as subcontractor when teaming in that manner furthers our goals of expanding our customer base or pursuing high growth markets.

Foreign Operations

For the years ended December 31, 2004, 2003 and 2002, 100% of our revenue was derived from services provided under contracts with U.S.-based customers. We treat sales to United States government customers as sales within the United States, regardless of where the services are performed.

Employees

As of December 31, 2004, we had approximately 2,100 employees, including approximately 65% with the necessary credentials to work on sensitive government projects, including approximately 15% with the necessary credentials to work on the federal government’s most sensitive projects. Obtaining these credentials requires a candidate to be sponsored by the government with respect to a particular requirement, entails extensive background investigations that typically take from six months to a year or more and, for the more restricted access, requires successful completion of polygraph testing. Non-technical employees serve primarily in support roles. None of our employees is a party to any collective bargaining agreements. We consider our relations with employees to be good.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Competition

We believe that the major competitive factors in our market are strong customer relationships, a reputation for quality, a record of successful past contract performance, a seasoned management team with domain expertise, and a staff with distinctive technical competencies, security clearances and competitive prices. Our key competitors currently include: divisions of large defense contractors, such as Boeing, Lockheed Martin, Northrop Grumman, Raytheon, and L-3 Communications; engineering and technical services firms, such as SAIC, Jacobs Engineering Group and Anteon; and information technology service companies, such as CACI International, Computer Sciences Corporation and DynCorp. Our strategy to compete with these companies includes growing our business with existing customers by targeting new outsourcing opportunities and expanding our customer base by targeting potential U.S. Air Force, U.S. Army and intelligence community customers. As part of our competitive strategy, we plan to expand our geographic coverage and customer base by selectively pursuing strategic acquisitions of other service providers. We envision pursuing acquisitions of companies valued between $10 million and $100 million. We expect that competition in this field will intensify in the future. Some of our competitors have longer operating histories, significantly greater research and development, financial, technological, marketing and human resources capabilities, as well as greater name recognition and a larger customer base than we have.

Intellectual Property

Our solutions are not generally dependent upon patent protection, but we do file patents when our inventions are solely of MTC origin or the contract with our customer otherwise allows us to. To protect our trade secrets, we routinely enter into confidentiality and non-disclosure agreements with our employees, consultants, subcontractors and prospective consultants and subcontractors.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS

We are dependent on contracts with the U.S. federal government for substantially all of our revenue.

For the year ended December 31, 2004, we derived over 96% of our revenue from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, or if our reputation or relationship with government agencies were impaired or the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results would be materially harmed.

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

The FAST contract is a multiple award, IDIQ contract with a $7.4 billion ceiling supporting the U.S. Air Force over its approximate three and a half year remaining life. The FAST contract accounted for approximately 26% of our 2004 revenue. If the FAST contract is terminated, or if we fail to be awarded tasks as anticipated, our revenue growth could suffer. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than we have used historically. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating income, as a percentage of total revenue, will diminish, although we anticipate it will grow in absolute dollars.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Our revenue will be adversely affected if we are unable to retain work previously performed under the ASC/BPA when it expires in August 2005.

Historically, a significant amount of our revenue has been earned under the ASC/BPA. For example, revenue under the ASC/BPA was approximately 9%, 13%, and 20% of our total revenue for the years ended December 31, 2004, 2003, and 2002, respectively, and the largest task order under the ASC/BPA amounted to approximately 1%, 2%, and 2% of our total revenue for the years ended December 31, 2004, 2003, and 2002, respectively. The ASC/BPA, which was originally awarded as a small business set aside contract, expires on August 7, 2005 and the replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. It is possible that some of our current work under the ASC/BPA could be converted to GSA schedules or other contract vehicles.

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

We enter into three types of federal government contracts for our services: time-and-materials, fixed-price and cost-plus. For the year ended December 31, 2004, we derived 53%, 30%, and 17% of our revenue from time-and-materials, fixed-price and cost-plus contracts, respectively. For 2003, these percentages of revenue were 50%, 35%, and 15%, respectively. For 2002, these percentages were 61%, 24%, and 15%, respectively.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Failure to maintain strong relationships with other contractors or subcontractors could result in a decline in our revenue.

For the years ended December 31, 2004, 2003, and 2002, we derived approximately 23%, 17%, and 23%, respectively, of our revenue from contracts in which we acted as a subcontractor to other contractors or from teaming activities in which we and other contractors bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts. Consolidation in the industry may result in increased cost and lack of availability of subcontractors, which could adversely affect our business, prospects, financial condition or operating results.

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

As of February 28, 2005, we had $65.5 million in outstanding borrowings under our revolving credit facility. This credit facility expires in December 2006, but can be extended for additional one-year terms by mutual agreement with our lenders. We are subject to certain covenants that limit or restrict our ability, among other things, to: borrow money outside of the amounts committed under our credit facility; make acquisitions; dispose of our assets outside the ordinary course of business; use borrowings for particular purposes; create or hold subsidiaries; transfer equity interests in subsidiaries; extend credit or become a guarantor; encumber our property or assets; invest more than a limited amount in fixed assets or improvements; change our accounting policies or the nature of our business; purchase real estate; merge or consolidate; and pay dividends. The agreement also requires us to maintain specified financial standards relating to our net worth, our fixed charge coverage, our interest coverage and the ratio of our funded indebtedness to our adjusted earnings. We are also subject to other financial covenants that are typical to an agreement of this type. In addition, the ratio of our funded indebtedness to our adjusted earnings can affect the interest rates we pay, even if we satisfy the minimum required standard. Our ability to satisfy these standards can be affected by events beyond our control, and we cannot assure you that we will satisfy them. We have pledged substantially all our personal property to secure our repayment of any borrowings that we make under our credit facility. Any default by us under our credit agreement could have a material adverse effect on our business if our creditors do not waive the default. In addition, any refusal by our lenders to consent to certain transactions could prohibit us from undertaking actions that are necessary to maintain or expand our business.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We may have difficulty identifying and completing acquisitions on favorable terms and, therefore, may grow at slower than anticipated rates.

One of our key growth strategies is to selectively pursue acquisitions of companies that provide services to specific governmental agencies. Since our initial public offering, we have completed acquisitions of six complementary businesses. Through acquisitions, we hope to expand our base of federal government clients, increase the range of solutions that we offer our clients and deepen our penetration of existing clients. We may encounter difficulty identifying suitable acquisition candidates at prices that we consider appropriate. Even if we identify an appropriate acquisition candidate, we may not be able to negotiate satisfactory terms for the acquisition or finance the acquisition. If we fail to complete acquisitions, we may not grow as rapidly as the market expects, which could adversely affect the market price of our common stock.

We may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses that we may acquire into our existing business. The integration of acquired business operations could disrupt our business by resulting in unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Further, our decision to acquire a company may not be driven by cost efficiencies, synergies or increasing revenue. For example, we may seek to acquire one or more of our subcontractors because we do not want to risk losing our relationship with the subcontractor if it is acquired by one of our competitors. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any of these outcomes could adversely affect our results of operations.

We may not be able to realize anticipated future income tax benefits, which would adversely affect our earnings.

We anticipate realizing future income tax benefits as a result of the former shareholders of AMCOMP, Vitronics, CTI, OnBoard and MTI agreeing to Section 338(h)(10) elections under the Internal Revenue Code of 1986 in connection with our acquisitions of these companies. However, our ability to realize these income tax benefits is dependent on us continuing to generate earnings. If we are unable to generate earnings or if we sustain substantial losses for the future, our ability to realize these income tax benefits may be limited or even eliminated, which would adversely affect our earnings.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our contracts are subject to audits and cost adjustments by the federal government.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, our direct and indirect contract costs are audited and reviewed on a continual basis. Although audits have been completed on our incurred contract costs through 2001, audits for costs incurred or work performed after 2001 remain ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenue because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenue we have already recognized may need to be refunded. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of claims and profits, suspension of payments, treble damages, statutory penalties, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our business, prospects, financial condition or operating results. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive a significant amount of revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the government’s ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the government’s use of private contractors to provide services would adversely impact our business.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenue that we will realize under that contract. For example, we derive some of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract, and from IDIQ contracts, which specify a maximum but only a nominal minimum amount of goods or services that may be provided under the contract. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially-funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As described above, most of our existing contracts are subject to modification and termination at the federal government’s discretion. Moreover, we cannot assure you that any contract included in our estimated contract value that generates revenue will be profitable. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our backlog may not accurately estimate our revenue. Also, in recent years we have been deriving an increasing percentage of our revenue under GSA schedules. GSA schedules are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. We have developed a method of calculating GSA schedule value that we use to evaluate estimates for the revenue we may receive under our GSA schedules. We believe our method of determining GSA schedule value is based on reasonable estimates and assumptions. However, there can be no assurance that our methodology accurately estimates GSA schedule value. Estimates of future revenue included in backlog and GSA schedule value are not necessarily precise and the receipt and timing of any of this revenue is subject to various contingencies, many of which are beyond our control. For a discussion of these contingencies, see “Backlog” above. We may never realize the revenue on programs included in backlog and GSA schedule value.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Sustained threats of terrorist attacks and global unrest contributed to an economic slowdown and to instability in the U.S. and other global financial equity markets. The armed hostilities that were initiated as a result of the September 11, 2001, attacks and future responses by the federal government may lead to further acts of terrorism in the United States or elsewhere, and such developments could cause instability in global financial markets. All of these factors may increase the volatility of, or decrease, our stock price and could have a material adverse effect on your investment in our common stock. As a result, our common stock may trade at prices significantly below your acquisition price, and you could lose all or part of your investment in the event you choose to sell your shares.

Mr. Soin, who is our founder and Chairman of our board of directors, has a significant ownership interest in our company.

Mr. Soin owns or controls approximately 35% of the voting power and outstanding shares of our common stock. Accordingly, Mr. Soin has significant influence on all matters submitted to a vote of the holders of our common stock. Mr. Soin’s voting power may have the effect of discouraging transactions involving an actual or a potential change of control of our company, regardless of whether a premium is offered over then-current market prices.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We currently conduct, and in the past we have conducted, business with entities that are controlled by or otherwise related to Mr. Soin.

The interests of Mr. Soin may conflict with the interests of other holders of our common stock.

We have contracts with entities that are owned or controlled by, or otherwise affiliated with, Mr. Soin.

We currently lease one of our properties from B.C. Real Properties, LLC., which is controlled by Mr. Soin. We also utilize aircraft partially owned by us and partially owned by a partnership controlled by Mr. Soin. From time to time, we enter into subcontracting relationships with other government contractors that are affiliated with Mr. Soin. While we believe that the terms and conditions of these agreements with entities owned or controlled by, or otherwise affiliated with, Mr. Soin reflect or will reflect prevailing market conditions, we cannot assure you that they are or will be as favorable to us as the terms and conditions that might be negotiated by independent parties on an arm’s-length basis.

A substantial number of shares of our common stock are eligible for sale by Mr. Soin, which could affect the market price of our common stock.

As of December 31, 2004, approximately 15,656,383 shares of our common stock were outstanding. Of these shares, Mr. Soin beneficially owned approximately 35%, of our outstanding common stock, all of which are eligible for sale by Mr. Soin under Rule 144 of the Securities Act, subject to the volume restriction and manner of sale requirements imposed on affiliates.

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

Our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that stockholders may consider favorable. In addition, provisions in our certificate of incorporation and bylaws and in the Delaware corporate law may make it difficult for stockholders to change the composition of the board of directors in any one year and thus may make it difficult to change the composition of management. Our certificate of incorporation and bylaws:

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	stagger our board of directors, making it more difficult to elect a majority of the directors on our board and preventing our directors from being removed without cause;

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	require that vacancies on our board of directors, including newly created directorships, be filled only by a majority vote of directors then in office.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting the Company from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Executive Officers of the Registrant

The following table identifies our executive officers and indicates their ages and positions as of December 31, 2004:

Name	Age	Position
Rajesh K. Soin	57	Chairman of the Board and Director
David S. Gutridge	58	Chief Executive Officer, Secretary and Director
John E. Longhouser	61	President
Michael I. Gearhardt	50	Chief Financial Officer, Senior Vice President and Treasurer
Donald H. Weisert	61	Chief Operating Officer and Executive Vice President
James C. Clark	63	Executive Vice President
Billy J. Bingham	65	Senior Vice President
Rebecca S. Morgann	57	Vice President, Director of Contracts

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

David S. Gutridge has served as our Chief Executive Officer since October 2003 and as Secretary since April 2002. He also served as Chief Financial Officer, Treasurer and Executive Vice President from April 2002 until his appointment as Chief Executive Officer in October 2003. Mr. Gutridge joined us in 1993 and served as a Group President and Chief Operating Officer for us or one of our affiliates until becoming our Chief Financial Officer in April 2002. Prior to joining us, Mr. Gutridge had an extensive business career including approximately 12 years with the Fortune 500 company, Dayco Corp., where he was a director and held various offices such as Executive Vice President and Chief Financial Officer, and President and Chief Operating Officer. Mr. Gutridge has been a director of ours since 2002.

John E. Longhouser, Retired Major General, U.S. Army, was appointed our President in November 2003. From July 2003 to November 2003, he served as our Senior Vice President for Land Forces and Strategic Planning. Before joining us, he served as Senior Vice President, U.S. Army Programs for Burdeshaw Associates Ltd., a defense industry-consulting firm, from 1997 to 2003. Prior to joining Burdeshaw Associates, Mr. Longhouser served in the U.S. Army for 33 years, managing the Army’s combat vehicle programs and culminating with his appointment as Commanding General, U.S. Army Test and Evaluation Command, at Aberdeen Proving Ground, Maryland.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Michael I. Gearhardt has served as our Chief Financial Officer, Senior Vice President and Treasurer since October 2003. From 2001 until he joined us, Mr. Gearhardt served as President for the worldwide operations of Carlisle Power Transmission Products, Inc., an industrial power transmission products manufacturer. From 1991 to 2001, Mr. Gearhardt served in various financial roles within Mark IV Industries, at the time a publicly traded automotive and industrial manufacturing company, including three years as Executive Vice President and Chief Financial Officer of the Industrial Division.

Donald H. Weisert, Retired Colonel, U.S. Air Force, joined us in 1992 and serves as our Executive Vice President and Chief Operating Officer. Mr. Weisert served as our Senior Vice President and Assistant Chief Operating Officer from 2002 to 2003, Vice President and Director from 1999 to 2002, Department Manager from 1994 to 1999 and Program Manager from 1992 to 1994. Prior to joining us, Mr. Weisert served in the U.S. Air Force for 26 years, concluding as the Chief of Engineering and Manufacturing Development of the B-2 Advanced Technology Bomber Program Office.

James C. Clark, Retired Colonel, U.S. Air Force, joined us in 1991 and serves as our Executive Vice President with direct oversight of all our Air Force Programs. Mr. Clark served as our Vice President, Senior Vice President and Director from 1999 to 2002, and in various technical and management positions from 1991 to 1999. Prior to joining us, Mr. Clark served in the U.S. Air Force for 26 years, concluding as the Chief, Logistics Research Division.

Billy J. Bingham, Retired Brigadier General, U.S. Air Force, joined us in 2004 and serves as our Senior Vice President of our National Security Group. Prior to joining us, he served as Senior Vice President of Science Applications International Corporation (SAIC), a research and engineering firm, where he was responsible for its strategic and tactical intelligence business and for oversight of its U.S. Air Force C4ISR activities. Mr. Bingham joined SAIC as director of signals intelligence requirements in 1994 after his retirement from the U.S. Air Force after 30 years of service, concluding as the assistant deputy director for operations and deputy chief, Central Security Service, National Security Agency (NSA).

Rebecca S. Morgann, joined us in 1994 and serves as our Vice President and Director of Contracts. Ms. Morgann served as our Manager of Contracts and our Director of Contracts prior to her promotion to Vice President. Ms. Morgann has more than 25 years experience in contract management and government and commercial purchasing.

Each such officer shall hold such office until a successor is selected and qualified.

Available Information

We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet address is http://www.mtctechnologies.com. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Item 2.    Properties

We have maintained our corporate headquarters in Dayton, Ohio since 1984. We presently lease an approximately 60,000 square foot facility at 4032 Linden Avenue. The lease expires on November 16, 2018.

We lease a total of approximately 260,000 square feet in 42 locations throughout the United States. Our aggregate monthly lease payment is approximately $274,000.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We maintain one Sensitive Compartmented Information Facility, comprising approximately 1,000 square feet in Dayton, Ohio. This is a reinforced facility with multiple secure zones, protected electronically and restricted to special classified “need to know” program access. This facility is also cleared for Top-Secret Sensitive Compartmented Information (SCI) and Special Access data handling and storage. Eleven of our other locations in the United States are cleared for secret handling and storage.

Item 3.    Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004, through the solicitation of proxies or otherwise. We intend to present the following matters to a vote of security holders in connection with the Company’s 2005 Annual Meeting of Stockholders on April 20, 2005:

1.	Elect three directors
2.	Ratify the selection of Ernst & Young LLP as independent accountants
3.	Transact any other business that may properly come before the Annual Meeting of Stockholders

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Market Information

Our common stock is quoted on the Nasdaq National Market, and began trading under the symbol “MTCT” on June 28, 2002. As of February 28, 2005, there were 15,738,763 shares of common stock outstanding and twelve stockholders of record. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table lists the high and low per share sales prices for our common stock as quoted on the Nasdaq Stock Market, where the stock trades under the symbol “MTCT” for the periods indicated.

	Sales Price
	High	Low
Year Ended December 31, 2003
First quarter	$25.50	$17.10
Second quarter	27.14	16.42
Third quarter	28.40	21.45
Fourth quarter	33.41	22.75

Year Ended December 31, 2004
First quarter	$31.97	$21.50
Second quarter	27.40	22.96
Third quarter	27.79	23.08
Fourth quarter	35.64	25.92

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

    Dividend Policy

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our current revolving credit facility has limitations on our ability to pay dividends. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

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

    Unregistered Sales of Securities

In January 2004, March 2004 and November 2004, we issued an aggregate of 166,842 shares of our common stock, with a value of approximately $4.5 million, to the former shareholders of ICI as the result of the achievement of certain performance goals under the 2004 earn-out and contingency provisions contained in the stock purchase agreement. Shares of our capital stock issued in connection with the earn-out and contingency provisions were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 6.    Selected Financial Statement Data

The tables shown below set forth selected consolidated financial data for the years ended December 31, 2000 through 2004. There were no cash dividends declared or paid in any of the periods presented. Prior to June 28, 2002, we were an S corporation for income tax purposes, and as a consequence, we paid no federal income tax and paid only certain state income taxes.

This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this document.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Income statement data:
Revenue	$273,027	$188,707	$118,540	$92,590	$75,961
Cost of revenue	229,622	158,058	96,356	75,248	61,866

Gross profit	43,405	30,649	22,184	17,342	14,095
General and administrative expenses excluding management fees to related party and stock compensation expense	12,098	9,525	7,792	5,074	4,965
Management fees to related party(1)	—	—	556	2,395	2,549
Stock compensation expense(2)	—	—	5,215	—	—

Total general and administrative expenses.	12,098	9,525	13,563	7,469	7,514
Intangible asset amortization(3)	2,508	742	119	1,086	471

Operating income	28,799	20,382	8,502	8,787	6,110
Net interest expense (income)	(547)	(288)	160	570	618

Income from continuing operations before income tax expense	29,346	20,670	8,342	8,217	5,492
Income tax expense	11,685	8,181	656	—	—

Income from continuing operations	17,661	12,489	7,686	8,217	5,492
Loss from discontinued operations(4)	—	—	—	(453)	(1,182)

Net income	$17,661	$12,489	$7,686	$7,764	$4,310

Basic and diluted earnings per common share from continuing operations	$1.15	$0.95	$0.67	$0.83	$0.56
Weighted average basic shares outstanding	15,300,608	13,083,578	11,405,351	9,887,482	9,887,482
Weighted average diluted shares outstanding	15,347,548	13,185,424	11,538,802	9,887,482	9,887,482

Balance sheet data:
Working capital	$70,968	$32,539	$36,895	$10,115	$11,311
Total assets	193,811	102,267	71,488	25,734	41,003
Long-term obligations	—	—	—	13,075	18,418
Stockholders’ equity (deficiency in net assets)	147,161	65,235	49,778	(121)	10,913

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

(1)	The management fees to a related party were paid to a wholly owned affiliate of our then sole stockholder. The nature of the services received from the affiliate included our then sole stockholder’s services as our Chief Executive Officer, assistance with negotiating financing arrangements, assistance with evaluating acquisition candidates and legal services. These fees ceased on March 31, 2002. Although the management fees have been eliminated, most of these costs have been replaced on an annual recurring basis, and by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

(2)	Non-cash stock compensation expense of $5.2 million was recognized in March 2002, in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock pursuant to Rule 701 under the Securities Act of 1933. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note L to our consolidated financial statements.

(3)	We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and discontinued the amortization of goodwill as of that date. In addition, we achieved full amortization of the purchase price allocated to the contracts of RJO Enterprises, Inc. in September 2001. The intangible asset amortization recognized in 2002 through 2004 relates to the purchase price allocated to the acquisitions that were made beginning in October 2002.

(4)	In anticipation of our initial public offering, we disposed of or discontinued substantially all of our operations that were not related to our core business.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions, including the acquisitions of CTI, MTI, and OnBoard; and changes in general economic and business conditions.

Overview

We provide sophisticated systems engineering, information technology, intelligence and program management services primarily to U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2004, 2003, and 2002, about 96%, 95%, and 87%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it conducts the war on global terrorism and modernizes its defense capabilities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, a significant amount of our revenue has in recent years been earned under two contracts, the ASC/BPA and the FAST contract. Revenue under the ASC/BPA was approximately 9%, 13%, and 20%, of our total revenue for the years ended December 31, 2004, 2003, and 2002, respectively. The largest task order under the ASC/BPA amounted to approximately 1%, 2%, and 2% of total revenue for the years ended December 31, 2004, 2003, and 2002, respectively. The ASC/BPA, which was originally awarded as a small business set-aside contract, expires on September 30, 2005 and the replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. It is possible that some of our current work under the ASC/BPA could be converted to GSA schedules or other contract vehicles.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Revenue under the FAST contract was approximately 26%, 33%, and 17%, of total revenue for the years ended December 31, 2004, 2003, and 2002, respectively. FAST contract revenue for the year ended December 31, 2004 was comprised of over 75 separate task orders, the largest of which amounted to approximately 5% of total revenue for that period. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for the year ended December 31, 2004.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over its approximately three and a half year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of December 31, 2004, we have been awarded over 75 individual task orders under the FAST contract with a remaining potential award value of approximately $914.0 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than we have used historically. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts, which comprised over 96% of our revenue in 2004, are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2001 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the years ended December 31, 2004, 2003, and 2002, approximately 77%, 83%, and 77%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 74%, 64%, and 79% of our revenue for the years ended December 31, 2004, 2003, and 2002, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

•	Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contract, we can either make more money than we originally anticipated or lose money on the contract.

•	Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm, fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A significant portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

•	Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Years ended December 31,
	2004	2003	2002
Time-and-materials	53%	50%	61%
Fixed-price	30	35	24
Cost-plus	17	15	15

Total	100%	100%	100%

Critical Accounting Policies

Revenue Recognition.    Our critical accounting policies primarily concern revenue recognition and related cost estimation. We recognize revenue under our government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed-price contracts within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed-price-completion contracts that are not within the scope

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We will provide our customer with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the Company’s compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

Contract revenue recognition inherently involves estimation. From time to time, facts develop that require us to revise the total estimated costs or revenues expected. In most cases, these changes relate to changes in the contractual scope of the work and do not significantly impact the expected profit rate on a contract. We record the cumulative effects of any revisions to the estimated total costs and revenues in the period in which the facts become known.

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

Goodwill and Intangible Assets.    Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. We determined that no impairment charges were required in 2004 and 2003.

Income Taxes.    We calculate our income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Prior to June 28, 2002, the date that we changed our S corporation status to C corporation status, all items of income and expense were “passed through” and taxed at the stockholder level. Therefore, we were not required to record a provision for federal and state income taxes. Accordingly, the December 31, 2002 income statement does not reflect an income tax provision for the periods prior to June 28, 2002.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

Our results of operations may not be directly comparable on a year-to-year basis due to acquisitions we made throughout the three years ended December 31, 2004. We acquired CTI in July, 2004, Vitronics and ICI in October, 2003, and AMCOMP in October, 2002. Additionally, in the first quarter of 2005, we acquired MTI and OnBoard. As part of our overall strategy to expand our customer reach and technical capabilities, we expect to continue to strategically acquire complementary businesses in the future.

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Years ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	84.1	83.8	81.3

Gross profit	15.9	16.2	18.7
General and administrative expenses:
Third party	4.3	4.8	6.1
Related party	0.1	0.2	0.9
Stock compensation expense	—	—	4.4

Total general and administrative expenses	4.4	5.0	11.4
Intangible asset amortization	0.9	0.4	0.1

Operating income	10.6	10.8	7.2
Net interest income (expense)	0.2	0.2	(0.1)

Income before income tax expense	10.8	11.0	7.1
Income tax expense	4.3	4.4	0.6

Net income	6.5%	6.6%	6.5%

Prior to June 28, 2002, we operated as an S corporation and were not subject to federal or certain state income taxes for the first six months of 2002. See income tax discussion below.

Comparison of Year Ended December 31, 2004 and Year Ended December 31, 2003

Revenue:    Revenue for the year ended December 31, 2004 increased 44.7%, or $84.3 million, to $273.0 million as compared to $188.7 million for 2003. Organic growth of approximately 17% amounted to $31.9 million of the $84.3 million increase in revenue, and the remaining $52.5 million of revenue growth, or approximately 28%, came from acquisitions. Our organic growth of $31.9 million was the result of an increase in work on new or existing contracts and task orders, primarily from growth in FAST, Defense Information Systems Network, PM Soldier Systems, and C4ISR task orders.

Gross profit:    Gross profit for the year ended December 31, 2004 increased 41.6%, or $12.8 million, to $43.4 million as compared to $30.6 million for 2003. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2004 was 15.9% as compared to 16.2% for 2003. This decrease in gross margin as a percentage was primarily due to the increase in cost-plus contracts for 2004 as compared to 2003.

General and administrative expenses:    Total general and administrative expenses for the year ended December 31, 2004 increased 27.0%, or approximately $2.6 million, to $12.1 million as compared to $9.5 million for the year ended December 31, 2003. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth as well as an increase in professional fees associated with establishing our office in Germany and for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. However, general and administrative expenses declined from approximately 5.0% of revenue in 2003 to approximately 4.4% of revenue in 2004 as a result of operating efficiencies.

Intangible asset amortization:    Intangible asset amortization for the year ended December 31, 2004 increased approximately $1.8 million to $2.5 million as compared to $0.7 million for the year ended

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2003. This increase is a result of a full year of amortization of the purchase price allocated to the intangible assets of ICI and Vitronics of $1.2 million as well as the $0.8 million of intangible asset amortization recorded in the third and fourth quarters of 2004 relating to the acquisition of CTI.

Operating income:    Operating income for the year ended December 31, 2004 increased 41.3%, or $8.4 million, to $28.8 million as compared to $20.4 million for the year ended December 31, 2003, primarily resulting from the increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. It should be noted that operating income as a percentage of revenue was approximately 10.6% in 2004 compared to approximately 10.8% in 2003. Operating income as a percentage of revenue decreased because of the increase in intangible amortization expense, which increased as a percentage of revenue from approximately 0.4% in 2003 to approximately 0.9% in 2004. The decline in operating income as a percentage caused by increased intangible amortization expense was partially offset by an improvement in the operating leverage of cash expenses.

Net interest income:    Net interest income for the year ended December 31, 2004, increased by $259,000 to $547,000 as compared to net interest income of $288,000 for the year ended December 31, 2003. Interest income increased as a result of the investment of the proceeds received in February 2004 from a public offering of our common stock.

Income tax expense:    For the year ended December 31, 2004, our effective income tax rate was 39.8% compared with an effective tax rate of 39.6% for the year ended December 31, 2003.

Net income:    Net income increased 41.4%, or approximately $5.2 million, to $17.7 million for the year ended December 31, 2004, compared to $12.5 million for the year ended December 31, 2003. This increase in net income was primarily the result of increased operating income, which was partially offset by the increased income tax expense.

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002

The comparability of general and administrative expense, operating income, income tax expense, and net income for the years ended December 31, 2003 and 2002 was affected by the following significant items:

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

In order to depict general and administrative expense, operating income, income tax expense, and net income on a more directly comparable basis, the following table shows 2002 as reported and, along with the following discussion of results of operations, considers the above items on a pro forma basis and assumes a 40% effective tax rate:

	Year ended December 31, 2002 As reported	Pro forma Adjustments	Year ended December 31, 2002 Pro forma
	(in thousands)
General and administrative expense	$13,563	$(5,215)	$8,348
Operating income	8,502	5,215	13,717
Income before income taxes	8,342	5,215	13,557
Income tax expense	656	4,767	5,423
Net income	$7,686	$448	$8,134

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenue:    Revenue for the year ended December 31, 2003 increased 59.2%, or $70.2 million, to $188.7 million as compared to $118.5 million for 2002. Organic growth of approximately 43% amounted to $50.8 million of the $70.2 million increase in revenue, and the remaining $19.4 million of revenue growth, or approximately 17%, came from acquisitions. $40.2 million of our organic growth was delivered through the use of subcontractors, primarily in connection with several task orders under the FAST contract. The balance of our organic growth was the result of a $13.7 million increase in work by our own people on new or increased contracts and task orders, primarily from growth in FAST, ASC/BPA and GSA task orders. The increase in direct revenue was partially offset by a $2.9 million decrease in revenue from our two largest non-defense customer groups and decreased revenue on task orders that ended after December 31, 2002.

Gross profit:    Gross profit for the year ended December 31, 2003 increased 38.2%, or $8.5 million, to $30.6 million as compared to $22.2 million for 2002. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2003 was 16.2% as compared to 18.7% for 2002. This decrease in gross margin percentage is primarily attributable to the previously forecasted increase in the use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work.

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

Intangible asset amortization:    Intangible asset amortization for the year ended December 31, 2003 increased approximately $0.6 million, to $0.7 million as compared to $0.1 million for the year ended December 31, 2002. This increase is a result of a full year of amortization of the purchase price allocated to the contracts of AMCOMP of $0.4 million as well as the $0.3 million of intangible asset amortization recorded in the fourth quarter of 2003 for the acquisitions of ICI and Vitronics.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Income tax expense:    We did not record a provision for income taxes for the periods prior to June 28, 2002 because we were an S corporation for income tax purposes and, as a result, were not subject to federal or certain state income taxes. On June 28, 2002, we changed from an S corporation to a C corporation under Internal Revenue Service code. As a result of this change, we were required under SFAS No. 109 to establish deferred tax balances. As a result, a non-cash deferred tax benefit of $2.6 million and current and non-current deferred tax assets were recorded in June 2002, primarily for timing differences between book and tax reporting associated with accrued compensation items. During the third quarter of 2002, we began recording a provision for federal and state income taxes. Accordingly, an income tax provision is included in the income statements for all periods after June 28, 2002. Since we have started paying income taxes, our effective rate has remained relatively unchanged at approximately 40%.

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

Our cash and cash equivalents balance was $31.0 million and $15.1 million on December 31, 2004 and 2003, respectively. Our working capital was $71.0 million and $32.5 million at December 31, 2004 and 2003, respectively. Our working capital increased $38.5 million in 2004 primarily as a result of the following fluctuations:

•	a $15.9 million increase in cash and cash equivalents; and

•	a $27.3 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed resulting from the significant increase in revenue in 2004 as well as the acquisition of CTI in the third quarter of 2004; partially offset by

•	an $8.5 million increase in current liabilities primarily resulting from a $4.3 million increase in compensation and related accruals due primarily to the increased number of employees; a $2.9 million increase in accounts payable from non-labor costs, such as subcontract costs and direct materials, resulting from the increased revenue in 2004 and a $1.3 million increase in other current liabilities for acquisition-related retention payments due in 2005.

Our operating activities provided cash of $5.2 million for the year ended December 31, 2004. The cash provided by operating activities was primarily composed of net income adjusted for $3.2 million of depreciation and amortization expense and $16.2 million of cash used for working capital purposes as discussed above.

Our operating activities provided cash of $11.4 million for the year ended December 31, 2003 and $7.2 million for the year ended December 31, 2002. The $4.2 million increase in cash provided by operating activities in 2003 was primarily a result of a $4.8 million increase in net income offset by a $0.4 million net increase in working capital requirements.

Our investing activities used cash of $49.0 million for the year ended December 31, 2004, as a result of $47.2 million in payments made in connection with acquisitions. The $47.2 million includes the additional

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

consideration of $1.1 million paid to the former shareholders of AMCOMP in April 2004, $1.2 million in earn out and contingency payments made to former shareholders of ICI in 2004, and the purchase price and acquisition related payments totaling $44.8 million paid in the third quarter of 2004 for the acquisition of CTI. We currently anticipate that capital expenditures for 2005 will range between $6.0 and $7.0 million and will be primarily for additional facilities, software tools and computer equipment to support our growth.

Our investing activities used cash of $18.9 million for the year ended December 31, 2003 compared with $8.1 million in the same period of 2002. The 2003 increase in cash used in investing activities was due primarily to the additional consideration of $1.1 million paid to the former shareholders of AMCOMP in April 2003 and the purchase price and acquisition related payments totaling $16.8 million paid in the fourth quarter of 2003 for the acquisitions of ICI and Vitronics.

Our financing activities provided net cash of $59.8 million for the year ended December 31, 2004, primarily from the net proceeds from the public offering of 2,250,000 shares of common stock that was completed in February 2004, as well as the effect of common stock issuances related to stock option transactions.

During the year ended December 31, 2003, cash provided from financing activities was $0.6 million, primarily due to net common stock issuances and surrenders related to stock option transactions. During the year ended December 31, 2002, cash provided from financing activities was $22.7 million. The cash was primarily provided by the net proceeds of our initial public offering of $43.8 million. We used a portion of these proceeds to repay our total bank debt outstanding on July 3, 2002, reducing the amount outstanding under those instruments from $14.1 million as of December 31, 2001 to zero. Prior to our initial public offering, we also made $9.2 million of distributions to our then sole stockholder, offset by a $2.0 million capital contribution from our then sole stockholder.

In February 2004, we completed a public offering of 2,250,000 shares of common stock. Our net proceeds from the sale of the shares, after the underwriting discount and other expenses, were $59.3 million. We used the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, as well as for the acquisition of complementary businesses.

Certain contingent payment obligations related to the acquisitions made since October 2002 require us to make additional cash payments and issue additional shares of our common stock in 2005. See “Business—Acquisitions” above.

In January 2005, we purchased all of the outstanding capital stock of OnBoard from its sole shareholder. The initial purchase price was $34.1 million paid from cash on hand at closing. In addition, OnBoard’s shareholder may receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $7 million in future periods as the result of the OnBoard shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

In February 2005, we purchased all of the outstanding capital stock of MTI. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and $68.0 million of which was borrowed under on our revolving credit facility. MTI shareholders may receive additional cash payments of up to $5.0 million if certain operating goals are achieved in 2005. It is also anticipated that the Company will realize income tax benefits with a net present value of approximately $12 million in future periods as the result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

During 2004, we had a $55.0 million revolving credit facility that could be increased to $80.0 million subject to meeting certain requirements and obtaining our lenders’ approval. The credit agreement governing this revolving credit facility was initially scheduled to expire on December 31, 2005; however, in July 2004, we amended the agreement to extend the term to December 31, 2006. The credit agreement can be extended for additional one-year terms by mutual agreement with our lenders. In December 2004, we amended the credit

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

agreement with the same four banks, increasing the borrowing availability to $85.0 million, as well as modifying certain financial covenants.

Generally, the interest rate we pay on borrowings range from the prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

Borrowings under our revolving credit facility are secured by a general lien on our consolidated assets. We are also subject to certain restrictions and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. These covenants also restrict our activities regarding the incurrence of additional indebtedness in excess of $60.0 million other than the debt incurred under the revolving credit facility. As of December 31, 2004, we were in compliance with these covenants.

As of February 28, 2005 we had $65.5 million outstanding under our revolving credit facility. Borrowings under the revolving credit facility bear interest at a rate of prime less 25 basis points. The Company is required to pay interest in March, June, September, and December of each calendar year beginning in March 2005.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds of our public common stock offerings, cash on hand and shares of our common stock. We expect to finance future acquisitions with cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our credit facility or a combination of the foregoing. We will take actions to increase the availability under our credit facility as needed to support our future growth.

Management believes that the cash generated by operations and amounts available under our credit facility, will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures for the next twelve months and through December 2006 when our revolving credit facility expires.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (SPEs) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2004, we were not involved in any unconsolidated SPEs or VIEs.

Contractual Obligations

Following is information regarding our long-term contractual obligations outstanding at December 31, 2004:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	13,035	2,809	3,951	3,309	2,966
Purchase Obligations	—	—	—	—	—

Total	$13,035	$2,809	$3,951	$3,309	$2,966

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS 123(R) to our consolidated results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility. As a result of our initial public offering that was completed July 3, 2002, all of the borrowings under our revolving credit facility were repaid. As of December 31, 2004, we did not have any outstanding borrowings under our revolving credit facility. Primarily in connection with our acquisition of MTI, we borrowed funds under our revolving credit facility subsequent to December 31, 2004, and had $65.5 million outstanding as of February 28, 2005.

We have invested a significant portion of our cash and cash equivalents in short-term, investment grade, interest- bearing securities including guaranteed obligations of the United States and its agencies. A hypothetical 10% change in interest rates on these securities would not have, and during the year ended December 31, 2004 and the preceding fiscal year would not have had, a significant impact on future earnings or the fair market value of the securities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 8.    Financial Statements and Supplementary Data

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MTC Technologies, Inc.

We have audited the consolidated balance sheets of MTC Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTC Technologies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MTC Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dayton, Ohio

February 28, 2005

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MTC Technologies, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of MTC Technologies, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of MTC Technologies, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Dayton, Ohio

February 19, 2003

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollar amounts in thousands, except share and per share amounts)
CURRENT ASSETS:
Cash and cash equivalents (Note A)	$31,015	$15,050
Restricted cash (Note A)	871	—
Accounts receivable—net (Notes A and B)	72,541	46,004
Cost and estimated earnings in excess of billings on uncompleted contracts (Note B)	3,013	2,249
Work-in-process inventories (Note A)	4,344	2,488
Prepaid expenses and other current assets	2,913	1,957

Total current assets	114,697	67,748
PROPERTY AND EQUIPMENT—Net (Notes A and C)	3,696	2,382
GOODWILL (Notes A, J and K)	57,510	23,817
INTANGIBLE ASSETS, NET (Notes A, I and K)	17,657	8,164
OTHER ASSETS (Note A)	251	156

TOTAL ASSETS	$193,811	$102,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,430	$18,572
Restricted funds payable to the government (Note A)	871	—
Compensation and related items	14,097	9,774
Amount due under earn-out agreement (Note I)	4,858	5,668
Billings in excess of costs and estimated earnings on uncompleted contracts (Note B)	460	481
Other current liabilities	2,013	714

Total current liabilities	43,729	35,209
LONG-TERM DEBT (Note D)	—	—
DEFERRED INCOME TAX LIABILITIES (Notes A and M)	2,371	1,823
OTHER LONG-TERM LIABILITIES	550	—
COMMITMENTS AND CONTINGENT LIABILITIES (Notes D, E, I and N)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,656,383 and 13,210,946 shares issued and outstanding at December 31, 2004, and 2003, respectively,	16	13
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none of which is outstanding	—	—
Paid-in capital	118,013	53,751
Retained earnings	30,493	12,832
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	147,161	65,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,811	$102,267

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002
	(dollar amounts in thousands, except share and per share amounts)
Revenue (Notes A and H)	$273,027	$188,707	$118,540
Cost of revenue (Notes A and H)	229,622	158,058	96,356

Gross profit	43,405	30,649	22,184

General and administrative expenses:
Third-party	11,814	9,015	7,285
Related party (Note H)	284	510	1,063
Stock compensation expense (Notes A and L)	—	—	5,215

Total general and administrative expenses	12,098	9,525	13,563
Intangible asset amortization (Note J)	2,508	742	119

Operating income	28,799	20,382	8,502

Interest income (expense):
Interest income	547	288	236
Interest expense	—	—	(396)

Net interest income (expense)	547	288	(160)

Income before income taxes	29,346	20,670	8,342
Income tax expense (Note M)	11,685	8,181	656

Net income	$17,661	$12,489	$7,686

Basic and diluted earnings per common share	$1.15	$0.95	$0.67

Weighted average common shares outstanding:
Basic	15,300,608	13,083,578	11,405,351
Diluted	15,347,548	13,185,424	11,538,802

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Due From Stockholder	Treasury Stock	Total
	Shares	Amount
	(dollar amounts in thousands)
BALANCE—December 31, 2001	9,887,482	$10	$6,399	$(4,530)	$(2,000)	$—	$(121)
Net income				7,686			7,686
Stockholder contribution					2,000		2,000
Stockholder distributions			(6,405)	(2,813)			(9,218)
Net proceeds from initial public offering offering	2,875,000	3	43,832				43,835
Stock compensation expense related to issuance of stock options			5,215				5,215
Exercise of stock options	145,273		608				608
Surrender of common stock from stock option transactions	(17,518)					(412)	(412)
Other			185				185

BALANCE—December 31, 2002	12,890,237	13	49,834	343	—	(412)	49,778
Net income				12,489			12,489
Common stock issued in connection with acquisition activities	98,079		2,400				2,400
Exercise of stock options	275,740		1,517				1,517
Surrender of common stock from stock option transactions	(53,110)					(949)	(949)

BALANCE—December 31, 2003	13,210,946	13	53,751	12,832	—	(1,361)	65,235
Net income				17,661			17,661
Common stock issued in connection with acquisition activities	166,842	1	4,424				4,425
Exercise of stock options	28,595		542				542
Net proceeds from public offering	2,250,000	2	59,296				59,298

BALANCE—December 31, 2004	15,656,383	$16	$118,013	$30,493	$—	$(1,361)	$147,161

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,661	$12,489	$7,686
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	69	—	5,215
Deferred income tax benefit (liability)	228	1,344	(1,268)
Depreciation and amortization	3,239	1,172	513
Loss on sale of fixed assets	182	—	—
Other	—	—	10
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(18,063)	(7,259)	(7,710)
Costs and estimated earnings in excess of billings on uncompleted contracts	(764)	(79)	(1,653)
Work in process inventories	(1,856)	(2,488)	—
Prepaid expenses and other assets	(138)	(54)	(710)
Accounts payable	2,702	4,359	5,770
Compensation and related items	1,894	1,480	365
Billings in excess of costs and estimated earnings on uncompleted contracts	(21)	220	(795)
Other current liabilities	34	208	(178)

Net cash provided by operating activities	5,167	11,392	7,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable equity securities	—	—	167
Payments for acquired businesses	(47,192)	(17,997)	(7,343)
Purchase of marketable equity securities	—	—	(10)
Proceeds from sale of property and equipment	224	—	—
Additions to property and equipment	(2,051)	(863)	(908)

Net cash used in investing activities	(49,019)	(18,860)	(8,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	—	—	43,835
Issuance of common stock	59,817	1,517	609
Net repayments on the revolving credit agreement	—	—	(9,075)
Payments on long-term debt	—	—	(5,000)
Capital contribution	—	—	2,000
Repurchase of common stock	—	(949)	(412)
Cash distributions to stockholder	—	—	(9,218)

Net cash provided by financing activities	59,817	568	22,739

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,965	(6,900)	21,890
CASH AND CASH EQUIVALENTS:
Beginning of period	15,050	21,950	60

End of period	$31,015	$15,050	$21,950

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

Sales to the federal government represent substantially all of our revenue. Consequently, accounts receivable balances consist primarily of amounts due from the federal government. In 2004, there were two contract vehicles containing over 145 task orders, which accounted for approximately 35% of our total revenue. In 2003 and 2002, these contracts accounted for approximately 46% and 37% of our total revenue, respectively. While the contract vehicles represent a significant portion of our total revenues, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

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

Restricted Cash and Restricted Funds Payable to the Government—Restricted cash and restricted funds payable to the government of $871,000 at December 31, 2004, includes proceeds from sales of government property that we conducted on behalf of a government customer. We collect the funds from these sales and periodically pay them to the government over the course of the contract.

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

Revenue Recognition—We recognize revenue under our government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed price contracts within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We will provide our customer with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

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

Our federal government contracts are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through 2001. Our management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Property and Equipment—We record our property and equipment at cost. Depreciation and amortization of property and equipment are provided using straight-line and accelerated methods over estimated useful lives. We use estimated useful lives of 3-7 years for equipment, 5 years for vehicles, 5-7 years for furniture and fixtures and 5-15 years for leasehold improvements.

Other Assets—Other assets are primarily comprised of security deposits made to our lessors in conjunction with operating leases. See Note E “Operating Leases” for further information. The security deposit balance at December 31, 2004 and 2003 was $251,000 and $156,000, respectively.

Work-in-process Inventory—We began recording work-in-process inventory during the second quarter of 2003 because some of our task orders under the Flexible Acquisition and Sustainment Tool (FAST) contract have reached the production delivery stage. On these task orders we are now required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis. The work-in-process inventory balance at December 31, 2004 and 2003 has been reduced by $844,000 and $176,000, respectively, in progress payments.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. See Note J, Goodwill and Intangible Assets.

Long-lived Assets—Long-lived assets and certain intangibles are reviewed for impairment, based upon the undiscounted expected future cash flows, whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

Fair Value of Financial Instruments—The carrying amount of our accounts receivable, accounts payable and accrued expenses approximate their fair value. As of December 31, 2004, there was no bank debt outstanding; however, our revolving credit agreement has a floating interest rate that varies with current indices and, as such, the recorded value would approximate fair value.

Income Taxes—We calculate our income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Earnings Per Common Share—Basic earnings per common share have been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average shares for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years ended December 31,
	2004	2003	2002
Basic weighted average common shares outstanding	15,300,608	13,083,578	11,405,351
Effect of potential exercise of stock options	43,980	84,070	133,451
Effect of contingently issued shares	2,960	17,776	—

Diluted weighted average common shares outstanding	15,347,548	13,185,424	11,538,802

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options granted to employees under the 2002 Equity and Performance Incentive Plan is recognized based on the difference, if any, between the fair value of our stock and the exercise price of the option at the date of grant. Compensation expense of $5.2 million was recognized on options that were granted to three key members of our senior management in May 2002, to the extent that the estimated fair value of the options exceeded the option price. The options granted fulfilled a stock compensation award that was made in March 2002.

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS 123(R) to our consolidated results of operations.

B.    ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Unbilled recoverable costs and accrued profit represents costs incurred and estimated fees earned on cost-plus fixed fee and time-and-materials service contracts for which billings have not been presented to customers. Unbilled amounts of approximately $0.6 million and $0.8 million at December 31, 2004 and 2003, respectively, represent retainers on government contracts that are expected to be collected during the next fiscal year.

	December 31,
	2004	2003
	(in thousands)
Amounts billed:
Federal government contracts	$41,217	$32,735
Commercial contracts	1,029	598
Related parties	—	288
Other	186	348

	42,432	33,969
Unbilled recoverable costs and accrued profit:
Federal government contracts	29,814	11,862
Commercial contracts	633	151
Related parties	12	189

	72,891	46,171
Less allowance for doubtful accounts	(350)	(167)

Total accounts receivable	$72,541	$46,004

The following relates to fixed-price contracts:

	Costs and Estimated Earnings in Excess of Billings	Billings in Excess of Costs and Estimated Earnings
December 31, 2004 (in thousands):
Costs and estimated earnings	$7,095	$1,496
Billings	(4,082)	(1,956)

	$3,013	$(460)

December 31, 2003 (in thousands):
Costs and estimated earnings	$4,816	$4,449
Billings	(2,567)	(4,930)

	$2,249	$(481)

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for doubtful accounts (in thousands):

Year ended December 31,	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Write-offs	Balance at End of Period
2004	$321	$66	$—	$37	$350

2003	$126	$63	$—	$22	$167

2002	$149	$71	$—	$120	$100

The 2004 “Balance at Beginning of Period” includes the balance at the date of acquisition for Command Technologies, Inc. (CTI).

C.    PROPERTY AND EQUIPMENT

	December 31,
	2004	2003
	(in thousands)
Equipment	$5,545	$4,922
Furniture and fixtures	1,277	1,056
Leasehold improvements	488	409
Vehicles	1,122	713

	8,432	7,100
Accumulated depreciation and amortization	(4,736)	(4,718)

Property and equipment, net	$3,696	$2,382

Depreciation expense was $731,000, $430,000, and $395,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

D.    LONG-TERM DEBT

During 2004, we had a $55.0 million revolving credit facility that could be increased to $80.0 million subject to meeting certain requirements and obtaining our lenders’ approval. The credit agreement governing this revolving credit facility was initially scheduled to expire on December 31, 2005; however, in July 2004, we amended the agreement to extend the term to December 31, 2006. The credit agreement can be extended for additional one-year terms by mutual agreement with our lenders. In December 2004, we amended the credit agreement with the same four banks, increasing the borrowing availability to $85.0 million, as well as modifying certain financial covenants. As of December 31, 2004, we did not have any debt outstanding; however, we borrowed under our revolving credit facility in the first two months of 2005. See Note O, “Subsequent Events” footnote for further information.

The interest rate we pay on borrowings ranges from prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). Borrowings under our line of credit are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. These covenants also restrict

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our activities regarding the incurrence of additional indebtedness in excess of $60.0 million other than the debt incurred under the revolving credit facility. As of December 31, 2004, we were in compliance with these covenants.

E.    OPERATING LEASES

We lease certain administrative facilities from related parties and others (See Note H). Operating leases require monthly payments and expire at various dates through 2018. Additionally, renewal options for additional terms of one to five years are included in most agreements. Total operating lease expense totaled approximately $2.5 million, $2.3 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum annual rental payments under operating leases are as follows (in thousands):

Year Ending December 31,
2005	$2,809
2006	2,129
2007	1,822
2008	1,763
2009	1,546
Thereafter	2,966

$13,035

F.    SUPPLEMENTAL CASH FLOW INFORMATION

Other cash flow information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	December 31,
	2004	2003	2002
Interest paid	$—	$—	$396
Federal, state and local income taxes paid	$11,409	$6,250	$2,294
Amounts payable under earn-out agreements	$4,858	$5,668	$1,100
Acquisition price paid in shares of common stock	$4,424	$2,400	$—

G.    PROFIT SHARING PLAN

We sponsor a defined contribution 401(k) profit sharing plan that covers all eligible full-time and part-time employees. An eligible employee may make pre-tax contributions to the plan of up to 15% of his or her compensation. We provide 50% matching funds for eligible participating employees, limited to the employee’s participation of up to 10% of earnings. Our contributions to the plan totaled approximately $2.4 million, $1.9 million and $1.8 million for the years December 31, 2004, 2003 and 2002, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.    RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (in thousands):

	Years ended December 31,
	2004	2003	2002
Included in general and administrative expenses:
Shared services paid to related parties (Soin International)	$—	$—	$584
Shared services charged to related parties	—	—	(28)
Aircraft usage charges paid to Soin International	185	61	34
Rent paid to related parties	46	449	473

	$231	$510	$1,063

Other rent paid to related parties	$53	$132	$144

Sub-contracting services paid to related parties:
GTIC India	$430	$492	$482

Aerospace Integration Corporation (AIC)	$—	$—	$146

International Consultants, Inc. (ICI)(1)	$—	$24	$—

Revenues from related parties:
Integrated Information Technology Company (IITC)(2)	$506	$1,463	$1,730

ICI(1)	$—	$177	$402

(1)	Amounts for subcontract services provided to ICI in 2003 and 2002 were prior to our acquisition of ICI as discussed below in Note I.

(2)	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above.

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

In 2002, 2003, and 2004, we made the following purchases from a related party:

•	In June 2002, we purchased, at fair value of approximately $431,000, a 90% ownership interest in an airplane owned by Soin Aviation, LLC;

•	In March 2003, we purchased, at fair value of approximately $42,000, a 10% ownership interest in an airplane owned by Soin Aviation, LLC; and

•	In June 2004, we purchased, at fair value of approximately $150,000, a 10% ownership interest in an airplane owned by Soin Aviation, LLC.

During the second quarter of 2004, we sold our 10% interest in one aircraft and our 90% interest in a second aircraft, which we jointly owned with Soin Aviation, to an unrelated party and recognized a net loss of

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $182,000. Also during the second quarter of 2004, we sold to Soin Aviation a 10% interest in an aircraft we purchased from an unrelated party. The exchange of the aircraft was made in order to increase operating efficiency and to enhance the availability of the aircraft.

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

At December 31, 2004 and 2003, amounts due from related parties were approximately $0 and $259,000, respectively. At December 31, 2004 and 2003, there were amounts payable to related parties of approximately $101,000 and $180,000, respectively.

I.     ACQUISITIONS

AMCOMP Corporation

On October 18, 2002, we acquired all of the outstanding capital stock of AMCOMP Corporation (AMCOMP) from AMCOMP’s shareholders. AMCOMP is a technology company providing engineering services, primarily in the area of Space Systems, Global Positioning Systems (GPS) Engineering and Information Technology, to the Department of Defense, and other government agencies.

We have paid approximately $9.7 million to purchase all of the capital stock of AMCOMP and pay acquisition and other related costs. The initial purchase price was $7.3 million. In both April 2003 and 2004, we paid additional consideration of $1.1 million to the former shareholders of AMCOMP as a result of the achievement of certain performance goals in 2002 and 2003 under an earn-out provision in the stock purchase agreement, and also paid an additional $0.1 million in tax payments. We accrued an additional $1.1 million of consideration in December 2004 for the achievement of certain performance goals under the 2004 earn-out provision in the stock purchase agreement. We have recorded this earn-out payment as an increase in goodwill and as an amount due under earn-out agreement on our December 31, 2004 balance sheet. We expect to make this payment in the second quarter of 2005.

The initial purchase price for the AMCOMP acquisition was allocated as follows (in thousands):

Accounts receivable and other current assets	$1,094
Other assets	14
Intangible assets—Purchase price allocated to contracts and non-compete agreement	3,025
Property and equipment	3
Goodwill	5,471
Current liabilities	(2,264)

Net assets acquired	$7,343

Goodwill recognized under the agreement is deductible for income tax purposes.

The value of the customer contract and non-compete covenant intangible assets was based on an independent appraisal. The customer contract intangible asset is being amortized over 6.5 years, the estimated remaining life of the contracts including renewals, and the non-compete covenant intangible asset was being amortized over 2 years, the life of the agreement.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition was consistent with our growth strategy to acquire complementary businesses to reach new customers and increase our technical footprint. This acquisition is enabling us to expand efforts in U.S. Air Force Space Systems activities, and provided us access to new markets including GPS test, integration, and engineering as well as adding the Space and Missile Command as a new customer. AMCOMP has key operating locations in Los Angeles, California, Alamogordo, New Mexico and Colorado Springs, Colorado.

The revenue of AMCOMP reflected in our 2004 and 2003 consolidated statement of income was approximately $15.4 million and $13.8 million, respectively.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of AMCOMP occurred as of January 1, 2002, are presented below (amounts in thousands except per share data). These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management and should not be taken as representative of our future results of operations.

2002
Revenue	$128,419
Net income	$8,626
Earnings per common share:
Basic	$0.76
Diluted	$0.75

Pro forma adjustments to 2002 net income and earnings per common share include:

•	Pro forma adjustment to give effect to a full year of amortization of intangibles recorded as a result of the acquisition, which would have resulted in $356,000 of additional amortization expense in 2002.

•	Pro forma adjustment to reflect income taxes as if both MTC and AMCOMP had been C corporations for the periods presented, at an estimated combined effective income tax rate of 40%. The pro forma income tax expense for 2002 was $688,000.

•	Pro forma adjustment to reflect the elimination of interest income earned from July 2002 through September 2002 on the $7.3 million of funds from our initial public offering that were used to consummate the acquisition. The interest rate is estimated at 2% per annum based on the applicable interest rate being earned on the invested cash as of the date of the acquisition. The pro forma adjustment to 2002 reduced interest income by $37,000.

International Consultants, Inc.

On October 1, 2003, we signed a stock purchase agreement and acquired International Consultants, Inc. (ICI) from ICI’s shareholders. Essentially all of ICI’s work is in the defense industry where its main focus has been to support the U.S. Army. ICI specializes in program management, information technology and logistics services and operations.

The initial purchase price for all of the outstanding capital stock of ICI was $10.2 million, which was paid with $2.4 million in our common stock, $7.5 million in repayment of ICI debt at the closing (of which approximately $3.0 million arose in connection with payments to ICI’s shareholders) and $0.3 million for related acquisition costs, all of which was immediately paid with cash on hand. During 2004, we paid additional consideration of $5.7 million, which consisted of shares of our common stock with a value of $4.5 million and $1.2 million in cash, to the former shareholders of ICI as the result of the achievement of certain performance goals. We accrued an additional $3.0 million of consideration in December 2004 for the achievement of certain

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance goals under an earn-out provision in the stock purchase agreement. We have recorded this earn-out payment as an increase in goodwill and as an amount due under earn-out agreement on our December 31, 2004 balance sheet. The total acquisition price including earn-out payments totaled approximately $18.9 million. Shares of our common stock issued in connection with our acquisition of ICI were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

ICI’s selling shareholders are family members of Mr. Rajesh K. Soin, a significant stockholder and our Chairman of the Board of Directors. As a result, Mr. Soin was not involved in the negotiation of the acquisition of ICI. The directors other than Mr. Soin elected a special committee of independent, non-management directors who evaluated and approved the acquisition of ICI, after engaging separate legal counsel to represent and advise them and engaging Raymond James & Associates, Inc. as a financial advisor.

The initial purchase price for the ICI acquisition was allocated as follows (in thousands):

Accounts receivable and other current assets	$8,274
Other assets	274
Intangible assets—Purchase price allocated to contracts	3,500
Property and equipment	143
Goodwill	10,642
Current liabilities	(6,644)
Non-current deferred tax liability	(1,415)
Amounts due under earn-out liabilities	(4,568)

Net assets acquired	$10,206

The customer contract intangible asset value of $3.5 million was based on an independent appraisal, and is being amortized over an estimated useful life of 4.75 years.

This acquisition represented a significant step in our on-going strategy to acquire complementary businesses to reach new customers and increase our technical footprint. This acquisition is enabling us to expand our support to the U.S. Army and provide access to new markets, such as the Army Forces Command (FORSCOM) and the Tank-Automotive and Armaments Command (TACOM). ICI has key operating locations in Atlanta, Georgia and Warren, Michigan.

The revenue of ICI reflected in our 2004 and 2003 consolidated statements of income was approximately $34.7 million and $7.7 million, respectively.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of ICI occurred as of January 31, 2002 is presented below (amount in thousands except per share data). These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management and should not be taken as representative of our future results of operations.

	2003	2002
Revenue	$207,096	$137,506
Net income	$12,266	$8,181
Earnings per common share:
Basic	$0.93	$0.71
Diluted	$0.93	$0.70

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma adjustments to 2003 and 2002 net income and earnings per common share include:

•	Pro forma adjustment to give effect to a full year of amortization of intangibles recorded as a result of the acquisition, which would have resulted in $553,000 and $737,000, respectively, of additional amortization expense in 2003 and 2002.

•	Pro forma adjustment to reflect the elimination of interest income earned from July 2002 through September 2003 on the $7.8 million of funds from our initial public offering that were used to consummate the acquisition. The interest rate is estimated at 1.5% per annum based on the applicable interest rate being earned on the invested cash as of the date of the acquisition. The pro forma adjustment to 2003 and 2002 reduced interest income by approximately $88,000 and $56,000.

•	Pro forma adjustment to reflect income taxes as if both MTC Technologies, Inc. and ICI had been C corporations for the periods presented, at an estimated combined effective income tax rate of approximately 40%. The pro forma income tax expense for 2003 and 2002 was $8,042,000 and $1,046,000, respectively.

Vitronics Inc.

On October 24, 2003, we announced that we signed a stock purchase agreement to acquire Vitronics Inc. (Vitronics), effective October 24, 2003, from Vitronics’ shareholders. All of Vitronics’ work is in the defense industry where its main focus has been to support the U.S. Army. Vitronics specializes in research and development, systems engineering, information technology, software development, and system integration services.

The initial purchase price for all of the outstanding capital stock of Vitronics and related acquisition costs was approximately $9.0 million, which was paid from cash on hand at closing on October 31, 2003. We accrued an additional $0.8 million of consideration in December 2004 for the achievement of certain performance goals under an earn-out provision in the stock purchase agreement, which will be paid in 2005. Including the earn-out, the total purchase price of Vitronics was approximately $9.7 million.

The initial purchase price for the Vitronics acquisition was allocated as follows (in thousands):

Accounts receivable and other current assets	$3,096
Other assets	10
Intangible assets—Purchase price allocated to contracts	2,500
Property and equipment	153
Goodwill	4,919
Current liabilities	(1,702)
Long-term liabilities	(12)

Net assets acquired	$8,964

Goodwill recognized under the agreement is deductible for income tax purposes.

The customer contract intangible asset value of $2.5 million was based on an independent appraisal, and is being amortized over an estimated useful life of 5 years.

The acquisition was another step in our on-going strategy to acquire complimentary businesses to reach new customers and increase our technical footprint, enabling us to expand our support to the U.S. Army and, in particular, to the Army’s Communications Electronics Command (CECOM) and the Defense Advanced Research Projects Agency (DARPA). Vitronics key operating location is in Fort Monmouth, New Jersey.

The revenue of Vitronics included in our 2004 and 2003 consolidated statements of income was $18.1 million and $2.8 million, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Command Technologies, Inc.

On July 1, 2004, we acquired all of the outstanding capital stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology, and technology applications to training, simulation, and modeling. The initial purchase price was $45.0 million, which was paid from cash on hand at closing. The purchase price was reduced by $0.7 million in December 2004 as a result of the release funds to us from escrow. An additional $4.5 million of the initial purchase price is being held in escrow until December 2005 to satisfy any general indemnification obligations under the stock purchase agreement.

The initial purchase price of the CTI acquisition was allocated as follows (in thousands):

Cash and equivalents	$690
Accounts receivable, net	9,095
Prepaids and other current assets	503
Intangible assets—Purchase price allocated to contracts	12,000
Property and equipment	449
Other assets	13
Goodwill	27,601
Current liabilities	(4,801)
Long-term liabilities	(550)

Net assets acquired	$45,000

The customer contract intangible asset value of $12.0 million was based on an independent appraisal. The customer contract intangible asset is being amortized over 7.5 years, the estimated remaining life of the contracts including renewals.

The acquisition is consistent with our growth strategies to acquire complementary businesses to reach new customers and increase our technical footprint. CTI, headquartered in Warrenton, Virginia, with major facilities in Florida, Texas, and Colorado, augments MTC’s thrust to expand its role in support of the U.S. intelligence communities. CTI brings a wealth of in-depth knowledge and experience in assisting the military and intelligence communities build and maintain the Nation’s defenses. The acquisition also supports the expansion efforts of our National Security Group.

The revenue of CTI reflected in our consolidated statement of income for year ended December 31, 2004 was $19.1 million.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of CTI occurred as of the January 1, 2003 is presented below (amounts in thousands except per share date). These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management and should not be taken as representative of our future results of operations.

	2004	2003
Revenue	$292,218	$237,696
Net income	$18,137	$13,299
Earnings per common share:
Basic	$1.19	$1.02
Diluted	$1.18	$1.01

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma adjustments to 2004 and 2003 net income and earnings per common share include:

•	Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of the acquisition, which would have resulted in $800,000 and $1,600,000 of additional amortization expense in 2004 and 2003, respectively.

•	Pro forma adjustment to reflect income taxes as if CTI had been a C corporation for the periods presented, at an estimated combined effective income tax rate of 40%. The pro forma income tax expense for 2004 and 2003 was $317,000 and $540,000, respectively.

•	Pro forma adjustment to reflect the elimination of CTI interest expense, reduce interest income on the $22.0 million of cash and cash equivalents available on January 1, 2003 to fund the acquisition of CTI, as well as reflect interest expense on the approximate $23.0 million in debt that would have been used in addition to available cash to consummate the acquisition on January 1, 2003. The pro forma adjustment to 2004 and 2003 resulted in a net reduction of interest expense of $18,000 for 2004 and net increase in interest expense of $935,000 in 2003.

•	Pro forma adjustment to give effect to the elimination of 2004 expense related to former CTI shareholders for certain bonus and fringe benefits payments as well as legal and income taxes that became payable on the sale of CTI. The pro forma reduction in general and administrative expenses was $2,462,000 for 2004.

J.    GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires us to perform a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Company completed the transitional impairment test in the second quarter of 2002 and determined that no impairment charge was required. Under SFAS 142, goodwill is to be reviewed at least annually thereafter for impairment; we elected to perform impairment tests in the fourth quarter of each calendar year. We determined that no impairment charges were required in 2004 and 2003. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated reporting unit.

The components of other intangibles at December 31, 2004 and 2003 are as follows (in thousands):

	Year Ending December 31,
	2004	2003
Purchase price allocated to customer contracts	$21,000	$9,000
Non-compete covenants	25	25

	21,025	9,025
Accumulated amortization	(3,368)	(861)

	$17,657	$8,164

Aggregate amortization expense for intangible assets for the years ended December 31, 2004, 2003, and 2002 were $2,508,000, $742,000, and $119,000, respectively. Purchased contracts are amortized on a straight-line basis over a weighed average amortization period of 6.6 years.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated annual intangible amortization expense for the next 5 years (in thousands):

Year Ending December 31,
2005	$3,298
2006	3,298
2007	3,298
2008	2,847
2009	1,715

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows (in thousands):

Balance as of December 31, 2003	$23,817
Additional AMCOMP goodwill from 2004 earn-out	1,100
Additional ICI goodwill from 2004 earn-out	4,681
Additional Vitronics goodwill from 2004 earn-out	772
Goodwill arising from the CTI acquisition	27,140

Balance as of December 31, 2004	$57,510

K.    STOCKHOLDERS’ EQUITY

In April 2002, MTC Technologies, Inc. was incorporated in Delaware to hold all of the capital stock of our principal subsidiary, Modern Technologies Corp, an Ohio corporation that was founded in 1984 and whose name was changed in 2003 to MTC Technologies, Inc. On May 3, 2002, Mr. Soin contributed all of the issued and outstanding shares of Modern Technologies Corp. to the Company in exchange for 9,887,482 shares (post stock split as discussed below) of MTC Technologies, Inc., resulting in Mr. Soin owning all of the shares of the Company.

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

On July 3, 2002, we successfully completed our initial public offering of common stock and received net proceeds of approximately $43.8 million from the offering, after deducting our portion of estimated expenses and the underwriting discount. The proceeds were used to pay off approximately $21.0 million of principal and accrued interest outstanding under our term loan and revolving credit facility, with the balance invested in short-term investment grade, interest-bearing securities and guaranteed obligations of the United States and its agencies.

In February 2004, we successfully completed a public offering of 2,250,000 primary and 1,500,000 secondary shares, respectively, of our common stock and received net proceeds of approximately $59.3 million. The primary shares were issued by the Company and the secondary shares were sold by the selling stockholder. The Company did not receive any proceeds from the sale of the shares by the selling stockholder.

We have used the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we have acquired or may selectively decide to acquire in the future.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2004, we issued 166,842 shares of our common stock, with a value of approximately $4.5 million, in connection with the acquisition of ICI. See Note I. Acquisitions.

L.    STOCK-BASED COMPENSATION PLANS

In March 2002, Mr. Soin, our sole stockholder prior to our initial public offering, made a binding commitment to award approximately $5.2 million in stock-based compensation to three key members of our senior management, Michael Solley, our then-President and Chief Executive Officer, David Gutridge, our then-Chief Financial Officer, and Benjamin Crane, our then-Chief Operating Officer, to reward the executives for their major contributions to our past profitability, growth and financial strength. The award in March was to be settled either by delivery to the recipients of a fixed number of fully vested shares or of a number of fully vested options with an intrinsic value of approximately $5.2 million (the difference between the exercise price and the estimated fair value of the shares of $16.75 per share). We recorded the $5.2 million expense associated with this stock compensation award in March 2002.

In April 2002, to achieve certain tax benefits for the executives, Mr. Soin decided to issue stock options to satisfy the $5.2 million stock compensation award. Stock option agreements to purchase 415,273 shares of our common stock at $4.19 per share were entered into with the executives. These options were formalized on May 3, 2002, when stock option agreements were signed by the grantees, which established the measurement date. The options were immediately exercisable after that date. Mr. Solley was awarded an option to purchase up to 346,061 shares. Messrs. Gutridge and Crane each were awarded options to purchase up to 34,606 shares. These options were to expire ten years from their date of grant. As of December 31, 2003, all 415,273 of these options were exercised.

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

Shares Reserved; Plan Limits.    We have reserved a total of 474,599 shares of our common stock for issuance under the 2002 Equity and Performance Incentive Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options or issuance of restricted stock or restricted share units will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the plan for more than 24,718 shares during any fiscal year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of December 31, 2004 and 2003, 251,387 and 165,160 options and restricted share units were awarded under this plan, respectively.

Stock options will be exercisable from time to time prior to the tenth anniversary of the date of grant to the extent of: (i) thirty three and one-third percent (33 1/3%) of the optioned shares on the date of grant; and (ii) an additional thirty three and one-third percent (33 1/3%) of the optioned shares on the first and second anniversaries of the date of grant.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity in our stock-based compensation plans for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	148,920	$19.18	344,720	$6.96	—	$—
Granted	72,780	26.73	90,440	20.76	489,993	6.14
Exercised	(28,595)	18.14	(275,740)	4.49	(145,273)	4.19
Forfeited	(10,668)	24.79	(10,500)	17.34	—	—

Outstanding at end of year	182,437	$22.03	148,920	$19.18	344,720	$6.96

Exercisable at end of year	116,516		73,507		270,000

The following table summarizes certain information for options currently outstanding and exercisable at December 31, 2004.

	Options outstanding			Options exercisable
	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16-18	87,156	7.8 years	$17.18	74,201	$17.13
$25-27	95,281	9.1 years	$26.46	42,315	$26.35

Total	182,437			116,516

Pro Forma Disclosures

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock-based awards using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options to employees under the 2002 Equity and Performance Incentive Plan is recognized based on the difference, if any, between the fair value of our stock and the exercise price of the option at the date of grant. Compensation expense of $5.2 million was recognized on options that were granted to three key members of our senior management in May 2002, to the extent that the estimated fair value of the options exceeded the option price. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

		Years ended December 31,
		2004	2003	2002
		(in thousands, except for per share data)
Net income	As reported	$17,661	$12,489	$7,686
	Pro forma	$17,149	$12,083	$7,379
Diluted earnings per common share	As reported	$1.15	$0.95	$0.67
	Pro forma	$1.12	$0.92	$0.64

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life of options	5 years	5 years	3 years
Risk-free interest rate	3.5%	3.5%	4.03%
Expected volatility of stock	48.9%	44.4%	43.0%
Expected dividend yield	0.0%	0.0%	0.0%

The fair value of options outstanding at December 31, 2004 was $1.8 million. For purposes of determining the pro forma amounts presented in that section, the weighted-average per-share fair value of stock options granted during 2004, 2003, and 2002 was $12.84, $9.27, and $12.23 respectively.

M.    INCOME TAXES

On June 28, 2002, we changed our S corporation status to C corporation status under Internal Revenue Service code. As a result of this change, we were required under SFAS No. 109, Accounting for Income Taxes, to establish deferred tax balances. In June 2002, we recognized a deferred income tax benefit of $2.6 million on our income statement and a current deferred income tax asset of $0.6 million, included in prepaid expenses and other current assets on our balance sheet, and a non-current deferred income tax asset of $2.0 million, included in other assets on our balance sheet, primarily for timing differences between book and tax reporting associated with accrued compensation items. For the twelve months ended December 31, 2004 and 2003, and the six months ended December 31, 2002, we recorded a provision for domestic federal and state income taxes.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003
Deferred tax assets related to:
Bad debt reserves	$115	$66
Other accruals	1,404	956
Other	—	109

Total deferred tax assets	1,519	1,131

Deferred tax liabilities related to:
Depreciation	$(809)	$(327)
Earnings recognized under percentage of completion provision:	(227)	(346)
Other current assets	(201)	—
Goodwill and Intangible amortization	(1,562)	(1,496)

Total deferred tax liabilities	(2,799)	(2,169)

Total net deferred tax liability	(1,280)	(1,038)
Current portion of deferred tax asset included in prepaid expenses and other	1,091	785

Long-term portion	$(2,371)	$(1,823)

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense included in the income statement is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current income tax expense:
U.S. Federal	$9,409	$5,453	$1,708
State and local	2,048	1,384	402

Total current income tax expense	11,457	6,837	2,110

Deferred income tax expense:
U.S. Federal	202	1,154	911
State and local	26	190	279
Conversion from S to C corporation	—	—	(2,644)

Total deferred income tax expense	228	1,344	(1,454)

Total income tax expense	$11,685	$8,181	$656

The effective tax rates differ from the U.S. Federal income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2004	2003	2002
Income tax expense at the U.S. statutory rate	$10,271	$7,024	$2,836
Conversion from S to C corporation	—	—	(2,644)
State and local taxes	1,349	1,039	405
Other	65	118	59

Income tax expense	$11,685	$8,181	$656

N.    CONTINGENCIES

In July 2004, we signed a definitive settlement agreement with Bear Stearns Merchant Fund Corp. settling the lawsuit filed by Bear Stearns Merchant Fund Corp. alleging breach of contract and other matters in connection with its proposal to purchase Modern Technologies Corp. (our principal subsidiary, an Ohio corporation that is now known as MTC Technologies, Inc.). The expense associated with this settlement is included in the accompanying financial statements for the year ended December 31, 2004 and was not material to the financial statements.

O.    SUBSEQUENT EVENTS

Acquisition of OnBoard Software, Inc.

In January 2005, we purchased all of the outstanding capital stock of OnBoard Software, Inc. (OnBoard) from its sole shareholder. OnBoard’s customer base consists primarily of the U.S. Air Force and large prime contractors for the Department of Defense, and OnBoard supports programs with technical development for a wide range of innovative and cost-effective hardware/software systems. The initial purchase price was $34.1 million paid from cash on hand at closing. In addition, OnBoard’s shareholder may receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that we will realize certain income tax benefits in future periods as a result of the OnBoard shareholder agreeing to a Section 338 (h)(10) election under the Internal Revenue Code of 1986.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Manufacturing Technology, Inc.

In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI). MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy, and large prime contractors for the Department of Defense, and MTI supports sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and $68.0 million of which was borrowed under our revolving credit facility. MTI shareholders may receive additional cash payments of $5.0 million if certain operating goals are achieved in 2005. It is anticipated that we will realize certain income tax benefits in future periods as a result of the MTI shareholders agreeing to a Section 338 (h)(10) election under the Internal Revenue Code of 1986.

Borrowing under Revolving Credit Facility

As of February 28, 2005 we had $65.5 million outstanding under our revolving credit facility. Borrowings under the revolving credit facility bear interest at a rate of prime less 25 basis points. The Company will pay interest in March, June, September, and December of each calendar year beginning in March 2005.

P.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in thousands):

For the quarter ended	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Income statement data:
Revenue	$36,109	$42,565	$50,422	$59,611	$59,868	$62,679	$74,046	$76,434
Gross profit	6,343	7,184	7,847	9,275	9,334	9,832	11,995	12,244
Operating income	3,820	4,613	5,468	6,481	6,214	6,592	7,721	8,272
Income before income taxes	3,895	4,689	5,542	6,544	6,295	6,798	7,844	8,409
Income tax expense	1,540	1,850	2,218	2,573	2,490	2,641	3,110	3,444
Net income	$2,355	$2,839	$3,324	$3,971	$3,805	$4,157	$4,734	$4,965
Basic and diluted earnings per share	$0.18	$0.22	$0.25	$0.30	$0.26	$0.27	$0.30	$0.32

******

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on this review, our CEO and CFO have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria. There were no material weaknesses in internal control over financial reporting identified by our management. Our independent registered accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This attestation report appears below.

Changes in Internal Control

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm of Management’s Assessment on Internal Control over Financial Reporting

The Board of Directors and Shareholders of MTC Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting which is located under Item 9A. Controls and Procedures, that MTC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MTC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MTC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTC Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Dayton, Ohio
February 28, 2005

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Information regarding Directors of the Company, and the Code of Business Conduct and Ethics, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the heading “Election of Directors (Proposal No. 1).”

Information regarding compliance with Section 16(a) of the Exchange Act, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 11.    Executive Compensation

Information regarding Executive Compensation, as required by Part III, Item 11, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Compensation of Executive Officers—Equity Compensation Plan Information Table.”

Item 13.    Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services, as required by Part III, Item 14, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the heading “Ratify Selection of Independent Accountants (Proposal No. 2)”.

Part IV.

Item 15.    Exhibits and Financial Statement Schedules

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

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Rajesh K. Soin	Chairman of the Board	March 11, 2005

/s/ DAVID S. GUTRIDGE David S. Gutridge	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 11, 2005

/s/ MICHAEL I. GEARHARDT Michael I. Gearhardt	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2005

* Don R. Graber	Director	March 11, 2005

* William E. MacDonald, III	Director	March 11, 2005

* Lawrence A. Skantze	Director	March 11, 2005

* Kenneth A. Minihan	Director	March 11, 2005

* Lester L. Lyles	Director	March 11, 2005

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K for the above-named directors of the registrant as indicated pursuant to the powers of attorney executed by such directors that are filed with the Securities and Exchange Commission on behalf of such directors as Exhibit 24.1 to this Annual Report on Form 10-K.

By:	/s/ MICHAEL I. GEARHARDT
Michael I. Gearhardt Attorney-in-Fact

March 11, 2005

EXHIBIT INDEX

Exhibit No.		Description

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

2.3

Stock Purchase Agreement, dated October 24, 2003, by and among MTC Technologies, Inc., William B. Farmer, Michael A. Cinque and Frank C. Muzzi (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on October 29, 2003).

2.4

Stock Purchase Agreement, dated as of June 28, 2004, by and among MTC Technologies, Inc., an Ohio corporation, MTC Technologies, Inc., a Delaware corporation, and the shareholders named therein (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 14, 2004).

2.5

Stock Purchase Agreement, dated as of January 18, 2005, by and between MTC Technologies, Inc., an Ohio corporation, and David A. Spencer (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on January 24, 2005).

2.6

Stock Purchase Agreement, dated as of December 27, 2004, by and among MTC Technologies, Inc., an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on February 17, 2005).

2.7

Amendment to Stock Purchase Agreement, dated as of February 11, 2005, by and among MTC Technologies, Inc., an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.2 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on February 17, 2005).

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

Exhibit No.	Description

10.1

Credit and Security Agreement, dated as of January 31, 2003, by and among MTC Technologies, Inc., Modern Technologies Corp., National City Bank, for itself and as Agent, Keybank National Association, Fifth Third Bank, and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission No. 000-49890), filed on March 20, 2003).

10.2

First Amendment to Credit Agreement and Revolving Credit Notes, dated as of December 31, 2003, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc. (formerly known as Modern Technologies Corp.), an Ohio corporation, National City Bank, for itself and as lead arranger and administrative agent, KeyBank National Association, Fifth Third Bank, and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.2 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission No. 000-49890), filed on March 2, 2004).

10.3

Second Amendment to Credit Agreement, dated as of July 24, 2004, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc. (formerly known as Modern Technologies Corp.), an Ohio corporation, National City Bank, for itself and as lead arranger and administrative agent, KeyBank National Association, Fifth Third Bank, and Branch Banking and Trust Company.

10.4

Third Amendment to Credit Agreement, dated as of December 28, 2004, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc. (formerly known as Modern Technologies Corp.), an Ohio corporation, National City Bank, for itself and as lead arranger and administrative agent, KeyBank National Association, Fifth Third Bank, and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on January 3, 2005).

10.5*

MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004)(incorporated by reference to Exhibit 10.3 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission No. 000-49890), filed on March 2, 2004).

10.6*

Modern Technologies Corporation Master Savings Plan (incorporated by reference to Exhibit 4.3 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Commission No. 333-111537), filed on December 24, 2003).

10.7*

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

10.9*	Form of Nonqualified Stock Option Agreement.

10.10*	Form of Incentive Stock Option Agreement.

10.11*	Form of Director Restricted Share Units Agreement.

21.1	Subsidiaries of MTC Technologies, Inc.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.