Form 10-Q
period 2005-03-31
MTC TECHNOLOGIES INC
filed 2005-05-05
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2005

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of April 29, 2005 was 15,746,752.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$—	$31,015
Restricted cash	861	871
Accounts receivable, net	76,745	72,541
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	12,749	3,013
Inventories	4,708	4,344
Prepaid expenses and other current assets	2,424	2,913

Total current assets	97,487	114,697

Property, plant and equipment, net	7,599	3,696
Goodwill, net	134,652	57,510
Intangible assets, net	33,616	17,657
Other assets	257	251

	$273,611	$193,811

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,327	$21,430
Restricted funds payable to the government	861	871
Compensation and related items	15,898	14,097
Billings in excess of costs and estimated earnings on uncompleted contracts	263	460
Amounts due under earn out agreements and other distributions payable	5,965	4,858
Income taxes payable	3,257	483
Other current liabilities	4,082	1,530

Total current liabilities	52,653	43,729

Long-term debt	63,300	—
Deferred income tax liabilities	2,081	2,371
Other long-term liabilities	545	550

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,746,752 and 15,656,383 shares issued and outstanding, at March 31, 2005 and December 31, 2004, respectively	16	16
Paid-in capital	120,707	118,013
Retained earnings	35,670	30,493
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	155,032	147,161

	$273,611	$193,811

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenue	$85,312	$59,868
Cost of revenue	71,542	50,534

Gross profit	13,770	9,334
General and administrative expenses	3,687	2,692
Intangible asset amortization	1,127	428

Operating income	8,956	6,214
Interest income	102	81
Interest expense	(487)	—

Interest (expense) income, net	(385)	81

Income before income tax expense	8,571	6,295
Income tax expense	3,394	2,490

Net income	$5,177	$3,805

Basic and diluted earnings per share	$0.33	$0.26

Weighted average common shares outstanding:
Basic	15,707,475	14,361,947
Diluted	15,768,458	14,406,556

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,177	$3,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(290)	(146)
Depreciation and amortization	1,563	583
Stock compensation expense	17	—
Loss on sale of fixed assets	8	—
Changes in operating assets and liabilities:
Accounts receivable	3,489	(3,825)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,622)	(2,390)
Inventory	546	1,882
Prepaid expenses and other assets	788	196
Accounts payable	(767)	(1,990)
Compensation and related items	865	(961)
Billings in excess of costs and estimated earnings on uncompleted contracts	(755)	(110)
Income taxes payable and other current liabilities	2,868	2,137

Net cash provided by (used in) operating activities	10,887	(819)

Cash flows from investing activities:
Payments for acquired businesses	(104,938)	(1,005)
Purchase of property and equipment	(513)	(169)
Proceeds from sale of property and equipment	28	—

Net cash used in investing activities	(105,423)	(1,174)

Cash flows from financing activities:
Issuance of common stock	221	59,314
Net proceeds from long-term borrowing	63,300	—

Net cash provided by financing activities	63,521	59,314

Net (decrease) increase in cash	(31,015)	57,321
Cash and cash equivalents at beginning of period	31,015	15,050

Cash and cash equivalents at end of period	$—	$72,371

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of March 31, 2005 and 2004 and for the three-month periods ended March 31, 2005 and 2004 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

Business Segment—We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are Systems Engineering and Technical Services, Information Technology, Intelligence and Program Management. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis making it impracticable to determine revenue by services offered. In addition, there were no sales to foreign customers.

Stock Based Compensation— As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options granted to employees under the 2002 Equity and Performance Incentive Plan is recognized based on the difference, if any, between the quoted market price of our stock and the exercise price of the option at the date of grant. There was no compensation expense recognized for the three month periods ended March 31, 2004 and 2005.

Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

Pro forma disclosure:

	Three months ended March 31, (dollar amounts in thousands, except per share data)
	2005	2004
Net income, as reported	$5,177	$3,805
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	390	251

Pro forma net income	$4,787	$3,554

Earnings per share:
Basic – as reported	$0.33	$0.26

Basic – pro forma	$0.30	$0.25

Diluted – as reported	$0.33	$0.26

Diluted – pro forma	$0.30	$0.25

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,
	2005	2004
Basic weighted average common shares outstanding	15,707,475	14,361,947
Effect of potential exercise of stock options	60,983	44,609

Diluted weighted average common shares outstanding	15,768,458	14,406,556

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the dates of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) to our consolidated results of operations.

Reclassifications—Certain reclassifications have been made to all prior periods presented to conform to the current period presentation.

B. STOCKHOLDERS’ EQUITY

In February 2004, the Company and a selling stockholder completed a public offering of 2,250,000 primary and 1,500,000 secondary shares of our common stock, and the Company received net proceeds of approximately $59.3 million. The primary shares were issued by the Company and the secondary shares were sold by the selling stockholder. The Company did not receive any proceeds from the sale of the shares by the selling stockholder.

We have used the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including to finance the purchase of all or a portion of the complementary businesses we have acquired.

In the first quarters of 2005 and 2004, we issued 79,880 and 133,074 shares of our common stock, respectively, with a value of approximately $2.5 million and $3.6 million, respectively, in connection with the fourth quarter 2003 acquisition of International Consultants, Inc.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

C. ACQUISITIONS

OnBoard Software, Inc.

In January 2005, we purchased all of the outstanding capital stock of OnBoard Software, Inc. (OnBoard) from its sole shareholder. OnBoard’s customer base consists primarily of the U.S. Air Force and large prime contractors for the Department of Defense, and OnBoard supports programs with technical development for a wide range of innovative and cost-effective hardware/software systems. The initial purchase price was $34.1 million paid from cash on hand at closing. Additionally, acquisition related closing expenses of approximately $0.2 million were incurred. OnBoard’s shareholder may also receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that we will realize certain income tax benefits in future periods as a result of the OnBoard shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

The purchase price for the OnBoard acquisition was allocated as follows (in thousands):

Cash and equivalents	$1,943
Accounts receivable.net	1,972
Prepaids and other current assets	152
Property and equipment, net	844
Other assets	217
Intangible assets - Purchase price allocated to contracts	2,800
Goodwill	29,715
Current liabilities	(3,200)
Long term liabilities	(184)

Net assets acquired	$34,259

The above purchase price allocation is preliminary and is dependent on the completion of the review of the closing balance sheet and tangible net worth calculation as outlined in the related stock purchase agreement.

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over four years, which is the estimated remaining life of the contracts including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

Manufacturing Technology, Inc.

In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI). MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy, and large prime contractors for the Department of Defense, and MTI supports sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and approximately $68.0 million of which was borrowed under our revolving credit facility. Additionally, acquisition related closing expenses of approximately $0.3 million were incurred. MTI shareholders may receive additional cash payments of up to $5.0 million if certain operating goals are achieved in 2005. It is anticipated that we will realize certain income tax benefits in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

The purchase price for the MTI acquisition was allocated as follows (in thousands):

Cash and equivalents	$329
Accounts receivable, net	7,114
Costs and estimated earnings in excess of billings	5,721
Inventory	910
Prepaids and other current assets	148
Intangible assets - Purchase price allocated to contracts	11,500
Capitalized software	2,238
Property and equipment, net	2,943
Goodwill	47,372
Current liabilities	(7,965)

Net assets acquired	$70,310

The above purchase price allocation is preliminary and is dependent on the completion of the review of the closing balance sheet and tangible net worth calculation as outlined in the related stock purchase agreement.

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over 10.5 years, which is the estimated remaining life of the contacts including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

D. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from, various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties:

	Three months ended March 31,
	(dollars in thousands)
	2005	2004
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$—	$58
Rent and maintenance costs paid to related parties	13	6

	$13	$64

Other rent paid to related parties	$13	$13

Subcontracting services purchased from related parties:
Corbus India, Private, Ltd. (formerly GTIC India, Private, Ltd.)	$81	$118

Subcontract services provided to related parties:
Integrated Information Technology Corporation (1)	$—	$309

(1)	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

We jointly own certain aircraft with Soin Aviation, LLC. We have also entered into a sharing arrangement with Soin Aviation under which we are responsible for a pro-rata share of the fixed and marginal costs associated with the aircraft jointly owned by us and Soin Aviation.

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At March 31, 2005 and December 31, 2004, the amounts payable to related parties were $44,000 and $101,000, respectively.

E. INVENTORY

Inventories are valued at the lower of cost or market using the first-in, first-out method. The components of inventories as of March 31, 2005 and December 31, 2004, are as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$327	$—
Work-in-process	3,565	4,344
Finished goods	816	—

	$4,708	$4,344

F. GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. In the fourth quarter of 2004, we performed an impairment test of goodwill and determined that no impairment of the recorded goodwill existed. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated reporting unit. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, our impairment testing will be performed during the fourth quarter.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

The components of other intangibles at March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Purchase price allocated to customer contracts	$35,654	$21,000
Capitalized software	2,432	—
Non-compete covenants	25	25

	38,111	21,025
Accumulated amortization	(4,495)	(3,368)

	$33,616	$17,657

The capitalized software costs of $2.4 million represent certain computer software costs capitalized by MTI in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. MTI has also capitalized certain costs of computer software developed for or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Once technological feasibility has been established, software development costs are captured in MTI’s job costing system under specific projects related to the development effort.

Costs related to software developed for external use will be amortized using the straight-line method beginning when the products are available for general release to customers. Amortization of the costs of software used in delivery of MTI’s services is charged to cost of revenue as incurred. Costs related to internal use software will be amortized by MTI over three to seven years.

Estimated annual intangible amortization expense for the remainder of 2005 and the next five years (in thousands):

For the remaining nine months ending December 31, 2005	$3,909

Estimated annual intangible amortization expense for the next 5 years (in thousands):

Year Ending December 31,
2006	$5,212
2007	5,212
2008	4,662
2009	2,869
2010	2,695

The changes in the carrying amount of goodwill for the quarter ended March 31, 2005 are as follows (in thousands):

Balance as of December 31, 2004	$57,510
Additional goodwill from 2004 earn-out related to our Vitronics Inc. acquisition	19
Additional goodwill arising from our Command Technologies, Inc. acquisition	36
Goodwill arising from our OnBoard acquisition	29,715
Goodwill arising from our MTI acquisition	47,372

Balance as of March 31, 2005	$134,652

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Notes to Condensed Consolidated Financial Statements

G. LONG-TERM DEBT

March 31, 2005
(amounts in thousands)
Revolving credit facility, due December 31, 2006:

Portion at London Interbank Offered Rate (LIBOR) plus 1.50% (4.24% at March 31, 2005)	$50,000
Portion at prime rate less 0.25% (5.50% at March 31, 2005)	12,300
Swing Loan(1) (4.44% at March 31, 2005)	1,000

$63,300
Less—current maturities	—

$63,300

(1)	Interest rate varies daily based on the overnight money market rate plus 1.50%

The borrowing availability at March 31, 2005 under our revolving credit facility was $85.0 million. In April 2005, we replaced this credit facility with a new credit facility. See Note H “Subsequent Event.” As of March 31, 2004, we had no debt outstanding under the credit facility.

Borrowings under our revolving credit facility were secured by a general lien on our consolidated assets. In addition, we were subject to certain restrictions, and we were required to meet certain financial covenants. These covenants required that we, among other things, maintain certain financial ratios and minimum net worth levels. These covenants also restricted our activities regarding the incurrence of additional indebtedness in excess of $60.0 million other than the debt incurred under the revolving credit facility. As of March 31, 2005, we were in compliance with these covenants.

H. SUBSEQUENT EVENT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the “Credit Agreement”), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation, and amortization (EBITDA).

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and the financial condition of MTC at March 31, 2005 compared to December 31, 2004. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering and technical services, information technology, intelligence services and program management services focusing primarily on U.S federal government agencies, primarily the Department of Defense and various intelligence agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three months ended March 31, 2005 and 2004, approximately 96% and 95%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts, the Aeronautical Systems Center Blanket Purchase Agreement, or ASC/BPA, and the Flexible Acquisition and Sustainment Tool, or FAST, contract. Revenue under the ASC/BPA was approximately 7% and 10% of our total revenue for the three months ended March 31, 2005 and 2004, respectively. The largest task order under the ASC/BPA amounted to approximately 1% of total revenue for the three months ended March 31, 2005. The ASC/BPA, which was originally awarded as a small business set- aside contract, expires on September 30, 2005 and the replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. It is possible that some of our current work under the ASC/BPA could be converted to General Service Administration (GSA) schedules or other contract vehicles.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Revenue under the FAST contract was approximately 23% and 30% of total revenue for the three months ended March 31, 2005 and 2004, respectively. The first quarter 2005 FAST revenue was comprised of 52 separate task orders, the largest of which amounted to approximately 6% of total revenue. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 4.0% of revenue for the three months ended March 31, 2005.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over the FAST contract’s approximately three and a half year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of March 31, 2005, we have been awarded over 79 individual task orders under the FAST contract with a remaining potential award value of approximately $895 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than we have used historically. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to continue to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2002 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the three months ended March 31, 2005 and 2004, approximately 81% and 80%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 74% and 70% of our revenue for the three months ended March 31, 2005 and 2004, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased used of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended March 31,
	2005	2004
	%	%
Time-and-materials	52%	49%
Fixed-price	32	34
Cost-plus	16	17

Total	100%	100%

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

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at March 31, 2005 was approximately $290 million as compared to approximately $185 million at March 31, 2004. We have increased our funded backlog by approximately $66 million from March 31, 2004, due to the acquisitions of Command Technologies Inc. (CTI) in the third quarter of 2004 and OnBoard Software, Inc. (OnBoard) and Manufacturing Technology, Inc. (MTI) in the first quarter of 2005. The approximate $39 million balance of the increase resulted from funding increases in the ASC/BPA, FAST, and Project Manager Soldier contracts, as well as other contracts that were partially offset by a decrease in the funded backlog for our commercial and NASA contracts. Although our funded backlog at March 31, 2005 was approximately 97% of our trailing twelve-month revenue, we believe that a more typical funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed-price contracts within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed-price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We will provide our customer with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the Company’s compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists (including when waiting for formal funding authorization under federal government contracts), services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Three months ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	83.9	84.4

Gross profit	16.1	15.6
General and administrative expenses	4.3	4.5
Intangible asset amortization	1.3	0.7

Operating income	10.5	10.4
Net interest (expense) income	(0.4)	0.1

Income before income tax expense	10.1	10.5
Income tax expense	4.0	4.1

Net income	6.1%	6.4%

THREE MONTHS ENDED MARCH 31, 2005

COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenue. Revenue for the three months ended March 31, 2005 increased 42.5%, or $25.4 million, to $85.3 million as compared to $59.9 million for the same period in 2004. Organic growth of approximately 18.0% accounted for $10.5 million of the $25.4 million increase in revenue, and the remaining $14.9 million of revenue growth, or 25.0%, came from acquisitions. Our organic growth of $10.5 million was the result of an increase in work on new or increased contracts and task orders, which consisted primarily of growth in Logistics Joint Administrative and Management Support Services, Program Manager Soldier Systems, Technical Acquisition Support Services, Defense Information Systems Network and Tank-Automotive and Armaments Command Omnibus II task orders.

Gross profit. Gross profit for the three months ended March 31, 2005 increased 47.5%, or $4.4 million, to $13.8 million as compared to $9.3 million for the same period in 2004. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue for the three months ended March 31, 2005 increased to 16.1% as compared to 15.6% for the corresponding period in 2004. This increase in gross margin percentage was primarily attributable to the accretive nature of the acquisitions made in the first quarter of 2005 and, to a lesser degree, on contract mix.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 increased 37.0%, or $1.0 million, to $3.7 million as compared to $2.7 million for the same period in 2004. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Intangible asset amortization. Intangible asset amortization for the three months ended March 31, 2005 increased $0.7 million to $1.1 million as compared to $0.4 million for the same period in 2004. This increase was the result of the amortization of the intangible assets that were acquired in connection with the acquisitions made in the third quarter of 2004 and the first quarter of 2005.

Operating income. Operating income for the three months ended March 31, 2005 increased 44.1%, or $2.8 million, to $9.0 million as compared to $6.2 million for the quarter ended March 31, 2004. This increase in operating income was primarily the result of increased gross profit that was partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue increased from 10.4% of revenue for the three months ended March 31, 2004 to 10.5% for the three months ended March 31, 2005.

Net interest (expense) income. Net interest expense was approximately $0.4 million for the three months ended March 31, 2005 compared to interest income of approximately $0.1 million for the same period in 2004. This increase in expense related to the $63.3 million in net borrowings under our credit facility in the first quarter of 2005 to fund our acquisitions.

Income tax expense. Income tax expense for the three months ended March 31, 2005 increased 36.3%, or approximately $0.9 million, to $3.4 million as compared to $2.5 million for the same period in 2004. Our effective income tax rate for each of the quarters ended March 31, 2005 and 2004 was 39.6%.

Net income. Net income for the three months ended March 31, 2005 increased 36.1%, or approximately $1.4 million, to $5.2 million as compared to $3.8 million for the three months ended March 31, 2004. This increase in net income was primarily the result of increased operating income that was partially offset by the increased income tax expense.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our positive cash flow from operations, our proceeds from stock offerings, and our available credit facility have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our working capital was approximately $44.8 million at March 31, 2005 and approximately $71.0 million at December 31, 2004. Our working capital decreased $26.1 million in the first three months of 2005 primarily for the following reasons:

•	a $31.0 million decrease in cash and cash equivalents primarily reflecting an increase of approximately $104.9 million in payments due to our acquisitions that was partially offset by $63.3 in net proceeds from borrowings under our credit facility;

•	a $13.9 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. The increase in accounts receivable primarily related to the acquisitions made in the first quarter of 2005. Our days sales outstanding (DSOs) in accounts receivable decreased to 78 days at March 31, 2005, as compared to 89 days at December 31, 2004. The decrease in DSOs from December 31, 2004 resulted from our concerted collection efforts during the first quarter of 2005 and lower DSOs for the companies we acquired in 2005;

•	an $8.9 million increase in current liabilities primarily due to a $5.2 increase in accounts payable and compensation and related items resulting from our acquisitions and a $2.8 million increase in income taxes payable.

Our operating activities provided cash of approximately $10.9 million for the three months ended March 31, 2005. The cash provided from operations primarily represented net income adjusted for depreciation and amortization and the decrease in accounts receivable, net of acquisitions. For the three months ended March 31, 2004, our net operating cash usage of approximately $0.8 million primarily represented net income adjusted for depreciation and amortization, combined with $6.2 million increase in accounts receivable and cost and estimated earnings in excess of amounts billed, that was partially offset by a $1.9 million decrease in work-in-process inventory.

Our investing activities used cash of approximately $105.4 million for the three months ended March 31, 2005 as a result of approximately $104.9 million of payments made in connection with acquisitions and $0.5 million of capital expenditures. Cash used by investing activities for the three months ended March 31, 2004 consisted of $1.0 million of payments made in connection with acquisitions and $0.2 million of capital expenditures. We currently anticipate that capital expenditures for 2005 will range between $6.0 and $7.0 million for additional facilities, software tools and computer equipment to support our growth.

Our financing activities provided net cash of approximately $63.5 million for the three months ended March 31, 2005 which consisted of net proceeds of $63.3 million in net borrowings under our credit facility and of $0.2 million from common stock issuances related to the exercise of stock options. This compares to cash provided from financing activities of $59.3 million for the three months ended March 31, 2004 from the public offering of 2,250,000 share of common stock that was completed in February 2004.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The borrowing availability at March 31, 2005 under our revolving credit facility was $85.0 million. As of March 31, 2005, we had $63.3 million outstanding under our revolving credit facility. We had no debt outstanding under the credit facility as of March 31, 2004. The interest rate we paid on borrowings under the credit facility ranged from prime rate less 25 basis points to prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 150 to 225 basis points, depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

Borrowings under our revolving credit facility were secured by a general lien on our consolidated assets. We were also subject to certain restrictions, and were required to meet certain financial covenants. These covenants required that we, among other things, maintain certain financial ratios and minimum net worth levels. These covenants also restricted our activities regarding the incurrence of additional indebtedness in excess of $60.0 million other than the debt incurred under the revolving credit facility. As of March 31, 2005, we were in compliance with these covenants.

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the “Credit Agreement”), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement replaced our then-effective Credit Agreement, dated as of January 31, 2003, as amended as of December 31, 2003, July 12, 2004 and December 28, 2004 (the “Prior Credit Agreement”), with National City Bank, KeyBank National Association, Fifth Third Bank, and Branch Banking and Trust Company, which was repaid and terminated as of April 21, 2005. Borrowings outstanding under the Prior Credit Agreement, which totaled $67.4 million as of April 21, 2005, were refinanced with borrowings under the Credit Agreement.

The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma EBITDA.

Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our new credit facility or a combination of the foregoing.

Management believes that the cash generated by operations and amounts available under our new credit facility will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures, for the next twelve months and through March 2010, when our new credit facility matures.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk related to changes in interest rates for borrowings under our revolving credit facility. As of December 31, 2004, we did not have any outstanding borrowings under our then-effective credit facility. Primarily in connection with our acquisition of MTI, during February 2005, we borrowed funds under our then-effective credit facility and had $63.3 million outstanding as of March 31, 2005. As discussed above under “Management’s Discussion and Analysis Regarding Financial Condition and Results of Operations—Liquidity and Capital Resources”, we entered into a new credit facility on April 21, 2005 and had $67.4 million outstanding as of that date.

We did not have any outstanding borrowings under our then-effective revolving credit facility in 2004. A hypothetical 10% increase in interest rates during the first quarter of 2005 would have resulted in an increase in interest expense of approximately $48,000 for the three months ended March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on this review, our CEO and CFO have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, provided, that the evaluation of our disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for OnBoard and MTI, as described further below.

Other than changes resulting from our acquisition of OnBoard and MTI, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In January 2005, we acquired all of the outstanding capital stock of OnBoard, and in February 2005, we acquired all of the outstanding capital stock of MTI. Excluding intercompany payables and receivables, OnBoard and MTI accounted for $5.2 million and $19.4 million, respectively, of our consolidated assets as of March 31, 2005, and excluding intercompany revenues, OnBoard and MTI accounted for $0.4 million and $5.4 million, respectively, of our consolidated revenues for the three months ended March 31, 2005. Although our management will diligently conduct an assessment of all of our internal control over financial reporting for the year ending December 31, 2005, including OnBoard’s and MTI’s internal control over financial reporting, management has not made an assessment of OnBoard’s and MTI’s internal control over financial reporting since the respective dates of acquisition.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition or results of operations.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2005, we issued 79,880 shares of our common stock, with a value of approximately $2.5 million, to the former shareholders of International Consultants, Inc. as the result of the achievement of certain performance goals under the 2004 earn-out and contingency provisions contained in the stock purchase agreement. Shares of our capital stock issued in connection with the earn-out and contingency provisions were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

ITEM 6. EXHIBITS

(a)

Exhibit No.
2.1	Stock Purchase Agreement, dated as of January 18, 2005, by and between MTC Technologies, Inc., an Ohio corporation, and David A. Spencer (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on January 24, 2005).

2.2	Amendment to Stock Purchase Agreement, dated as of February 11, 2005, by and among MTC Technologies, Inc., an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.2 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on February 17, 2005).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: May 5, 2005	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of January 18, 2005, by and between MTC Technologies, Inc., an Ohio corporation, and David A. Spencer (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on January 24, 2005).

2.2	Amendment to Stock Purchase Agreement, dated as of February 11, 2005, by and among MTC Technologies, Inc., an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.2 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on February 17, 2005).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.