Form 10-Q
period 2005-06-30
MTC TECHNOLOGIES INC
filed 2005-08-08
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2005

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of July 29, 2005 was 15,759,348.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,214	$31,015
Restricted cash	—	871
Accounts receivable, net	74,386	72,541
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	9,543	3,013
Inventories	2,172	4,344
Prepaid expenses and other current assets	3,359	2,913

Total current assets	90,674	114,697
Property, plant and equipment, net	7,660	3,696
Goodwill, net	135,969	57,510
Intangible assets, net	30,503	17,657
Other assets	240	251

	$265,046	$193,811

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities on long-term debt	$6,000	$—
Accounts payable	16,646	21,430
Restricted funds payable to the government	—	871
Compensation and related items	18,245	14,097
Billings in excess of costs and estimated earnings on uncompleted contracts	2,115	460
Amounts due under earn out agreements and other distributions payable	—	4,858
Income taxes payable and other current liabilities	2,622	2,013

Total current liabilities	45,628	43,729

Long-term debt	56,100	—
Deferred income tax liabilities	2,225	2,371
Other long-term liabilities	660	550

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,759,348 and 15,656,383 shares issued and outstanding, at June 30, 2005 and December 31, 2004, respectively	16	16
Paid-in capital	120,987	118,013
Retained earnings	40,791	30,493
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	160,433	147,161

	$265,046	$193,811

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$89,655	$62,679	$174,967	$122,547
Cost of revenue	74,949	52,847	146,491	103,381

Gross profit	14,706	9,832	28,476	19,166
General and administrative expenses	4,199	2,812	7,886	5,504
Intangible asset amortization	1,303	428	2,430	856

Operating income	9,204	6,592	18,160	12,806
Interest income	28	206	130	287
Interest expense	(753)	—	(1,240)	—

Interest (expense) income, net	(725)	206	(1,110)	287

Income before income tax expense	8,479	6,798	17,050	13,093
Income tax expense	3,358	2,641	6,752	5,131

Net income	$5,121	$4,157	$10,298	$7,962

Basic earnings per common share	$0.33	$0.27	$0.65	$0.53

Diluted earnings per common share	$0.32	$0.27	$0.65	$0.53

Weighted average common shares outstanding:
Basic	15,750,303	15,599,824	15,729,007	14,980,886
Diluted	15,813,235	15,635,883	15,790,489	15,020,892

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,298	$7,962
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(146)	(219)
Depreciation and amortization	3,370	1,165
Other	59	204
Changes in operating assets and liabilities:
Accounts receivable	5,589	(5,170)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,221	1,430
Inventory	2,391	2,037
Prepaid expenses and other assets	(173)	356
Accounts payable	(7,289)	(6,610)
Compensation and related items	3,188	490
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,389)	(368)
Income taxes payable and other current liabilities	(1,787)	(233)

Net cash provided by operating activities	14,332	1,044

Cash flows from investing activities:
Payments for acquired businesses	(105,685)	(2,180)
Purchase of property and equipment	(1,098)	(1,188)
Proceeds from sale of property and equipment	48	224

Net cash used in investing activities	(106,735)	(3,144)

Cash flows from financing activities:
Issuance of common stock	502	59,453
Borrowings under Term Loan	60,000	—
Net proceeds from long-term borrowing	2,100	—

Net cash provided by financing activities	62,602	59,453

Net (decrease) increase in cash	(29,801)	57,353
Cash and cash equivalents at beginning of period	31,015	15,050

Cash and cash equivalents at end of period	$1,214	$72,403

See accompanying Notes to Condensed Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

A. Summary of Operations and Significant Accounting Policies

Interim financial information—The consolidated financial statements as of June 30, 2005 and 2004 and for the three- and six-month periods ended June 30, 2005 and 2004 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended June 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

Business Segment—We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are Systems Engineering and Technical Services, Information Technology, Intelligence and Program Management. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis, making it impracticable to determine revenue by services offered. In addition, there were no sales to foreign customers.

Stock-Based Compensation— As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for stock options granted to employees under the 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) is recognized based on the difference, if any, between the quoted market price of our stock and the exercise price of the option at the date of grant.

Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

Pro forma disclosure:

(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$5,121	$4,157	$10,298	$7,962
Add: Stock based compensation included in reported net income, net of related tax benefits	—	14	—	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(170)	(117)	(559)	(368)

Pro forma net income	$4,951	$4,054	$9,739	$7,608

Earnings per share:
Basic – as reported	$0.33	$0.27	$0.65	$0.53
Basic – pro forma	$0.31	$0.26	$0.62	$0.51
Diluted – as reported	$0.32	$0.27	$0.65	$0.53
Diluted – pro forma	$0.31	$0.26	$0.62	$0.51

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the dates of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No.123(R) to our consolidated results of operations.

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	15,750,303	15,599,824	15,729,007	14,980,886
Effect of potential exercise of stock options	62,932	36,059	61,482	40,006

Diluted weighted average common shares outstanding	15,813,235	15,635,883	15,790,489	15,020,892

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

We have used the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including to finance the purchase of all or a portion of certain complementary businesses we have acquired.

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

The initial purchase price was $34.1 million paid from cash on hand at closing. Additionally, acquisition related closing expenses of approximately $0.2 million were incurred. The purchase price was reduced by $0.4 million in June 2005 after settlement of the escrow agreement under the stock purchase agreement. OnBoard’s shareholder may also receive additional cash payments through 2007 if

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

certain operating goals are achieved. It is anticipated that we will realize certain income tax benefits in future periods as a result of the OnBoard shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

The purchase price for the OnBoard acquisition was allocated as follows (in thousands):

Cash and equivalents	$1,943
Accounts receivable, net	1,972
Prepaids and other current assets	152
Property and equipment, net	844
Intangible assets – Purchase price allocated to contracts	2,800
Goodwill	29,515
Current liabilities	(3,226)
Long-term liabilities	(184)

Net assets acquired	$33,816

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over four years, which is the estimated remaining life of the contracts including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

Manufacturing Technology, Inc.

In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI). MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy, and large prime contractors for the Department of Defense, and MTI supports sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and approximately $68.0 million of which was borrowed under our then-effective revolving credit facility. Additionally, acquisition related closing expenses of approximately $0.3 million were incurred. MTI shareholders may receive additional cash payments of up to $5.0 million if certain operating goals are achieved in 2005. It is anticipated that we will realize certain income tax benefits in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

The purchase price for the MTI acquisition was allocated as follows (in thousands):

Cash and equivalents	$301
Accounts receivable, net	5,462
Costs and estimated earnings in excess of billings	9,750
Inventory	219
Prepaids and other current assets	148
Intangible assets - Purchase price allocated to contracts	11,500
Capitalized software	585
Property and equipment, net	2,943
Goodwill	48,800
Current liabilities	(9,398)

Net assets acquired	$70,310

The above purchase price allocation is preliminary and is dependent on the completion of the review of the closing balance sheet and tangible net worth calculation as outlined in the related stock purchase agreement.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

D. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from, various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$7	$93	$7	$151
Rent and maintenance costs paid to related parties	1	1	14	7

	$8	$94	$21	$158

Rent included in cost of revenues paid to related parties	$13	$13	$27	$27

Subcontracting services purchased from related parties:
Corbus India, Private, Ltd.	$82	$122	$163	$240

Subcontract services provided to related parties:
Integrated Information Technology Corporation [1]	$—	$196	$—	$506

[1]	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above.

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

At June 30, 2005 and December 31, 2004, the amounts payable to related parties were approximately $87,000 and $101,000, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

E. INVENTORY

Inventories are valued at the lower of cost or market using the first-in, first-out method.

The components of inventories as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$147	$—
Work-in-process	2,016	4,344
Finished goods	9	—

	$2,172	$4,344

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

The components of other intangibles at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Purchase price allocated to customer contracts	$35,654	$21,000
Capitalized software	622	—
Non-compete covenants	25	25

	36,301	21,025
Accumulated amortization	(5,798)	(3,368)

	$30,503	$17,657

The capitalized software costs of $0.6 million represent certain computer software costs capitalized by MTI in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. MTI has also capitalized certain costs of computer software developed for or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Once technological feasibility has been established, software development costs are captured in MTI’s job costing system under specific projects related to the development effort.

Costs related to software developed for external use will be amortized using the straight-line method beginning when the products are available for general release to customers. Amortization of the costs of software used in delivery of MTI’s services is charged to cost of revenue as incurred. Costs related to internal use software will be amortized by MTI over three to seven years.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Estimated annual intangible amortization expense for the remainder of 2005 and the next five years (in thousands):

For the remaining six months ending December 31, 2005	$2,606

Estimated annual intangible amortization expense (in thousands) for the next five years:

Year Ending December 31,
2006	$5,212
2007	5,212
2008	4,662
2009	2,869
2010	2,695

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

Balance as of December 31, 2004	$57,510
Additional goodwill from 2004 earn-out related to our Vitronics Inc. acquisition	19
Additional goodwill arising from our Command Technologies, Inc. acquisition	125
Goodwill arising from our OnBoard acquisition	29,515
Goodwill arising from our MTI acquisition	48,800

Balance as of June 30, 2005	$135,969

G. LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the “Credit Agreement”), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on June 30, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation, and amortization (EBITDA).

The borrowing availability at June 30, 2005 under our Credit Agreement was $82.9 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of June 30, 2005, we were in compliance with these covenants. As of December 31, 2004, we did not have any amounts outstanding under our then-existing credit facility.

June 30, 2005
Credit Agreement, due June 30, 2010 (in thousands):
Term Loan (5.00% at June 30, 2005)	$60,000
Revolving Loan [1] (4.6875% at June 30, 2005)	2,100

Total debt	62,100
Less—current maturities	(6,000)

$56,100

[1]	Interest rate varies daily based on the overnight money market rate plus 1.50%

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 and the financial condition of MTC at June 30, 2005 compared to December 31, 2004. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering and technical services, information technology, obsolescence management services, software development, intelligence services, and program management services focusing primarily on U.S. federal government agencies such as the Department of Defense and various intelligence agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three and six months ended June 30, 2005 and 2004, over 95% of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts, the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) and the Flexible Acquisition and Sustainment Tool (FAST) contract. Revenue under the ASC/BPA was approximately 7% of our total revenue for each of the three and six months ended June 30, 2005, and approximately 10% of our total revenue for each of the three and six months ended June 30, 2004. The largest task order under the ASC/BPA amounted to approximately 1% of total revenue for the three and six months ended June 30, 2005. The ASC/BPA, which was awarded as a small business set-aside contract, was to expire on September 30, 2005, but has now been extended to February 7, 2006. The replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles over the last six months.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Revenue under the FAST contract was approximately 18% and 21% of total revenue for the three and six months ended June 30, 2005, respectively. Revenue under the FAST contract was approximately 30% of total revenue for each of the three and six months ended June 30, 2004. For the three and six months ended June 30, 2005, FAST revenue was comprised of 61 separate task orders, the largest of which amounted to approximately 3% and 4% of total revenue for the three and six months ended June 30, 2005, respectively. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for each of the three and six months ended June 30, 2005.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over the FAST contract’s approximately three-year remaining life as the U.S. Air Force

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

maintains and modernizes aircraft and defense systems. As of June 30, 2005, we have been awarded over 82 individual task orders under the FAST contract with a remaining potential award value of approximately $887 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. In addition, the FAST contract involves a significantly greater use of subcontractors than we have used historically. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to continue to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2003 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the six months ended June 30, 2005, and 2004, approximately 76% and 79%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 75% and 70% of our revenue for the three and six months ended June 30, 2005, and 2004, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

Our federal government contracts are subject to funding availability and current market conditions, such as the ongoing war on terror and other factors. These conditions are causing delays in the bidding/award process, are affecting funding availability, the availability of assets to be repaired or upgraded, and certain business, primarily at our OnBoard and MTI operations, to be pushed out to 2006.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Time-and-materials	52%	50%	52%	50%
Fixed-price	34%	30%	33%	32%
Cost-plus	14%	20%	15%	18%

Total	100%	100%	100%	100%

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

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at June 30, 2005 was approximately $281 million as compared to approximately $204 million at June 30, 2004. We have increased our funded backlog by approximately $61 million from June 30, 2004, due to the acquisitions of Command Technologies, Inc. (CTI) in the third quarter of 2004 and OnBoard Software, Inc. (OnBoard) and Manufacturing Technology, Inc. (MTI) in the first quarter of 2005. Approximately $16 million of the increase resulted from funding increases in the ASC/BPA, FAST, Intermediate Ready Force Support, Command & Control Directorate Quick Reaction and Battle Command Support, Division Engineering, Design Acquisition, Fabrication and Installation Support, and Project Manager Soldier contracts, as well as other contracts that were partially offset by a decrease in the funded backlog for our commercial and NASA contracts. Although our funded backlog at June 30, 2005 was approximately 86% of our trailing twelve-month revenue, we believe that a more typical funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We record work-in-process inventory when certain of our task orders reach the production delivery stage. On these task orders, we are required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis. Raw materials and finished goods are also stated at the lower of cost or market. The total raw material and finished goods amount represents 7% of the inventory balance at June 30, 2005.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Forward-looking Statements

Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; delays in the bidding/award process; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Revenue	$89.7	100.0%	$62.7	100.0%	$175.0	100.0%	$122.5	100.0%
Cost of revenue	75.0	83.6	52.9	84.3	146.5	83.7	103.3	84.3

Gross profit	14.7	16.4	9.8	15.7	28.5	16.3	19.2	15.7
General and administrative expenses	4.2	4.7	2.8	4.5	7.9	4.5	5.5	4.5
Intangible asset amortization	1.3	1.4	0.4	0.7	2.4	1.4	0.9	0.7

Operating income	9.2	10.3	6.6	10.5	18.2	10.4	12.8	10.5
Net interest (expense) income	(0.7)	(0.8)	0.2	0.3	(1.1)	(0.6)	0.3	0.2

Net income before income taxes	8.5	9.5	6.8	10.8	17.1	9.8	13.1	10.7
Income tax expense	3.4	3.8	2.6	4.2	6.8	3.9	5.1	4.2

Net income	$5.1	5.7%	$4.2	6.6%	$10.3	5.9%	$8.0	6.5%

THREE MONTHS ENDED JUNE 30, 2005

COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenue. Revenue for the three months ended June 30, 2005 increased 43.0%, or $27.0 million, as compared to the same period in 2004. Organic growth of approximately 11% accounted for $6.9 million of the $27.0 million increase in revenue, and the remaining $20.1 million of revenue growth, or 32.0%, came from acquisitions. Our organic growth of $6.9 million was the result of an increase in work on new or increased contracts and task orders, which consisted primarily of growth in Logistics Joint Administrative and Management Support Services, Program Manager Soldier Systems, Defense Information Systems Network, and Omnibus II task orders. The increase in revenue from these contracts and task orders was partially offset by a $2.6 million decrease in revenue under our FAST contract, reflecting variations in customer delivery patterns.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Gross profit. Gross profit for the three months ended June 30, 2005 increased 49.6%, or $4.9 million, as compared to the same period in 2004. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased from 15.7% in the second quarter of 2004 to 16.4% in the second quarter of 2005 primarily due to the accretive nature of the acquisitions made in the first quarter of 2005 and changes in business mix.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2005 increased 49.3%, or $1.4 million, as compared to the same period in 2004. General and administrative expenses as a percentage of revenue increased from 4.5% of revenue for the three months ended June 30, 2004 to 4.7% for the three months ended June 30, 2005. These increases were primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth.

Intangible asset amortization. Intangible asset amortization for the three months ended June 30, 2005 increased $0.9 million, as compared to the same period in 2004. This increase was the result of the amortization of the intangible assets that were acquired in connection with the acquisitions made in the third quarter of 2004 and the first quarter of 2005.

Operating income. Operating income for the three months ended June 30, 2005 increased 39.6%, or $2.6 million, as compared to the three months ended June 30, 2004. This increase in operating income was primarily the result of increased gross profit that was partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.5% of revenue for the three months ended June 30, 2004 to 10.3% for the three months ended June 30, 2005, due primarily to increased intangible asset amortization.

Net interest (expense) income. The $0.9 million increase in net interest expense related to the borrowings made under our credit facility in 2005, which were used primarily to fund the acquisitions made in the first quarter of 2005. We did not have any borrowings outstanding under our then-effective credit facility in 2004.

Income tax expense. Income tax expense for the three months ended June 30, 2005 increased approximately $0.7 million as compared to the same period in 2004. Our effective income tax rate for the quarters ended June 30, 2005 and 2004 was 39.6% and 38.8%, respectively.

Net income. Net income for the three months ended June 30, 2005 increased 23.2%, or approximately $0.9 million, as compared to the three months ended June 30, 2004. This increase in net income was primarily the result of increased operating income that was partially offset by the increased interest and income tax expense.

SIX MONTHS ENDED JUNE 30, 2005

COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenue. Revenue for the six months ended June 30, 2005 increased 42.8%, or $52.4 million, as compared to the same period in 2004. Organic growth of approximately 14.2% accounted for $17.4 million of the $52.4 million increase in revenue, and the remaining $35.0 million of revenue growth, or 28.6%, came from acquisitions. Our organic growth of $17.4 million was the result of an increase in work on new or increased contracts and task orders, which consisted primarily of growth in ASC/BPA, Logistics Joint Administrative and Management Support Services, Program Manager Soldier Systems, Defense Information Systems Network, Logistics Worldwide, Omnibus II, and U.S. Army Europe Combat Equipment Reconstitution task orders.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Gross profit. Gross profit for the six months ended June 30, 2005 increased 48.6%, or $9.3 million, as compared to the same period in 2004. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased from 15.6% for the six months ended June 30, 2004 to 16.3% for the six months ended June 30, 2005 primarily due to the accretive nature of the acquisitions made in the first quarter of 2005 and changes in business mix.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2005 increased 43.3%, or $2.4 million, as compared to the same period in 2004. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth. General and administrative expenses as a percentage of revenue remained unchanged at 4.5% of revenue for the six months ended June 30, 2005 and 2004.

Intangible asset amortization. Intangible asset amortization for the six months ended June 30, 2005 increased $1.6 million as compared to the same period in 2004. This increase was the result of the amortization of the intangible assets that were acquired in connection with the acquisitions made in the third quarter of 2004 and the first quarter of 2005.

Operating income. Operating income for the six months ended June 30, 2005 increased 41.8%, or $5.4 million, as compared to the same period in 2004. This increase in operating income was primarily the result of increased gross profit that was partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue slightly decreased from 10.5% of revenue for the six months ended June 30, 2004 to 10.4% for the six months ended June 30, 2005.

Net interest (expense) income. The $1.4 million increase in net interest expense related to the borrowings made under our credit facility in 2005 which were used primarily to fund the acquisitions made in the first quarter of 2005. We did not have any borrowings outstanding under our then-effective credit facility in 2004.

Income tax expense. Income tax expense for the six months ended June 30, 2005 increased 31.6%, or approximately $1.6 million, as compared to the same period in 2004. Our effective income tax rates for the six months ended June 30, 2005 and 2004 were 39.6% and 39.2%, respectively.

Net income. Net income for the six months ended June 30, 2005 increased 29.3%, or approximately $2.3 million, as compared to the six months ended June 30, 2004. This increase in net income was primarily the result of increased operating income that was partially offset by the increased interest and income tax expense.

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

Our working capital was approximately $45.0 million at June 30, 2005 and approximately $71.0 million at December 31, 2004. Our working capital decreased $26.0 million in the first six months of 2005 primarily for the following reasons:

•	a $29.8 million decrease in cash and cash equivalents primarily reflecting an increase of approximately $105.7 million in payments in connection with our acquisitions of OnBoard and MTI that was partially offset by $62.1 million in net proceeds from borrowings under our credit facility;

•	a $2.2 million decrease in inventory;

•	an $8.4 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. The increase in accounts receivable primarily related to the acquisitions made in the first quarter of 2005. Our days sales outstanding (DSOs) in accounts receivable decreased to 76 days at June 30, 2005, as compared to 89 days at December 31, 2004. The decrease in DSOs from December 31, 2004 resulted from our concerted collection efforts during the first six months of 2005 as well as lower DSOs for the companies we acquired in 2005. The inclusion of OnBoard and MTI resulted in a 3-day improvement in DSOs as of June 30, 2005; and

•	a $1.9 million increase in current liabilities primarily due to $6.0 million in current maturities under the term loan portion of our credit facility, and a $4.9 million decrease in amounts due under earn out agreement payments related to our acquisitions.

Our operating activities provided cash of approximately $14.3 million for the six months ended June 30, 2005. The cash provided from operations primarily represented net income adjusted for depreciation and amortization and changes in working capital as discussed above. For the six months ended June 30, 2004, our net operating activities generated cash of approximately $1.0 million, primarily represented by net income adjusted for depreciation and amortization and deferred tax expense of $9.1 million, partially offset by $8.1 million in net working capital payments.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our investing activities used cash of approximately $106.7 million for the six months ended June 30, 2005 as a result of approximately $105.7 million of payments made primarily in connection with our acquisitions of OnBoard and MTI and $1.0 million of capital expenditures. Cash used by investing activities for the six months ended June 30, 2004 consisted of $2.2 million of payments made in connection with acquisitions and $1.2 million of capital expenditures. We currently anticipate 2005 aggregate capital expenditures will range between $6.0 and $7.0 million for additional facilities, software tools and computer equipment to support our growth.

Our financing activities provided net cash of approximately $62.6 million for the six months ended June 30, 2005, which consisted of borrowings under the term loan portion of our credit facility of $60.0 million, net proceeds of $2.1 million in net borrowings under the revolving portion of our credit facility, and $0.5 million from common stock issuances related to the exercise of stock options. This compares to cash provided from financing activities of $59.5 million for the six months ended June 30, 2004 from the public offering of 2,250,000 share of common stock completed in February 2004.

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

The Credit Agreement, which is scheduled to expire on June 30, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. As of June 30, 2005, we had $62.1 million outstanding under the Credit Agreement. We had no debt outstanding in 2004.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of June 30, 2005, we were in compliance with these covenants.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our Credit Agreement or a combination of the foregoing.

Management believes that the cash generated by operations and amounts available under our Credit Agreement will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures for the next twelve months and through June 2010, when our Credit Agreement matures.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. During 2004, we did not have any outstanding borrowings under our Prior Credit Agreement. Primarily in connection with our acquisition of MTI, during February 2005, we borrowed funds under our Prior Credit Agreement. As discussed above under “Management’s Discussion and Analysis Regarding Financial Condition and Results of Operations – Liquidity and Capital Resources”, we entered into the Credit Agreement on April 21, 2005 and had $62.1 million outstanding as of June 30, 2005.

A hypothetical 10% increase in interest rates during the first six months of 2005 would have resulted in an increase in interest expense of approximately $78,000 and $123,000 for the three and six months ended June 30, 2005, respectively.

ITEM 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on this review, our CEO and CFO have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Other than changes resulting from our acquisition of OnBoard and MTI, there were no changes in our internal control over financial reporting during the three months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In January 2005, we acquired all of the outstanding capital stock of OnBoard and, in February 2005, we acquired all of the outstanding capital stock of MTI. Excluding intercompany payables and receivables, OnBoard and MTI accounted for approximately $5.4 million and $14.5 million, respectively, of our consolidated assets as of June 30, 2005, and excluding intercompany revenues, OnBoard and MTI accounted for approximately $1.4 million and $15.3 million, respectively, of our consolidated revenues for the six months ended June 30, 2005. Although our management will diligently conduct an assessment of all of our internal control over financial reporting for the year ending December 31, 2005, including OnBoard’s and MTI’s internal control over financial reporting, management has not yet completed its assessment of OnBoard’s and MTI’s internal control over financial reporting since the respective dates of acquisition.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 20, 2005 (“Annual Meeting”). The following matters were voted upon at the Annual Meeting.

Matter 1: To elect three directors, Rajesh K. Soin, Kenneth A. Minihan, and William E. MacDonald, III, each to serve for a term of three years and until a successor is elected and qualified;

Matter 2: To ratify the selection of Ernst & Young LLP as the independent accountants of MTC Technologies, Inc. for the year ending December 31, 2005.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
Matter 1:
Rajesh K. Soin	14,611,282	354,889	—	775,925
Kenneth A. Minihan	14,931,528	34,643	—	775,925
William E. MacDonald, III	14,766,004	200,167	—	775,925
Matter 2	14,622,055	342,616	1,500	775,925

The Directors not up for re-election whose terms of office as a director continued after the meeting are:

•	Don R. Graber

•	David S. Gutridge

•	Lawrence A. Skantze

•	Lester L. Lyles

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Credit and Security Agreement, dated as of April 21, 2005, by and among MTC Technologies, Inc., a Delaware corporation, and MTC Technologies, Inc., an Ohio corporation, as Borrowers, National City Bank, for itself and as Lead Arranger and Administrative Agent, Branch Banking and Trust Company, for itself and as Syndication Agent, KeyBank National Association, for itself and as Co-Documentation Agent, Fifth Third Bank, for itself and as Co-Documentation Agent, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on April 27, 2005).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: August 8, 2005

	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit and Security Agreement, dated as of April 21, 2005, by and among MTC Technologies, Inc., a Delaware corporation, and MTC Technologies, Inc., an Ohio corporation, as Borrowers, National City Bank, for itself and as Lead Arranger and Administrative Agent, Branch Banking and Trust Company, for itself and as Syndication Agent, KeyBank National Association, for itself and as Co-Documentation Agent, Fifth Third Bank, for itself and as Co-Documentation Agent, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on April 27, 2005).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.