Form 10-Q
period 2005-09-30
MTC TECHNOLOGIES INC
filed 2005-11-07
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of October 31, 2005 was 15,760,848.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,364	$31,015
Restricted cash	—	871
Accounts receivable, net	75,588	72,541
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	9,717	3,013
Inventories	6,753	4,344
Prepaid expenses and other current assets	3,241	2,913

Total current assets	107,663	114,697
Property, plant and equipment, net	8,182	3,696
Goodwill, net	135,812	57,510
Intangible assets, net	29,210	17,657
Other assets	281	251

	$281,148	$193,811

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities on long-term debt	$6,000	$—
Accounts payable	26,285	21,430
Restricted funds payable to the government	—	871
Compensation and related items	20,959	14,097
Billings in excess of costs and estimated earnings on uncompleted contracts	3,399	460
Amounts due under earnout agreements and other distributions payable	—	4,858
Income taxes payable and other current liabilities	3,265	2,013

Total current liabilities	59,908	43,729

Long-term debt	52,500	—
Deferred income tax liabilities	2,152	2,371
Other long-term liabilities	590	550

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,759,348 and 15,656,383 shares issued and outstanding, at September 30, 2005 and December 31, 2004, respectively	16	16
Paid-in capital	120,987	118,013
Retained earnings	46,356	30,493
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	165,998	147,161

	$281,148	$193,811

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$101,210	$74,046	$276,177	$196,593
Cost of revenue	85,528	62,051	232,019	165,432

Gross profit	15,682	11,995	44,158	31,161
General and administrative expenses	4,390	3,430	12,276	8,934
Intangible asset amortization	1,372	844	3,802	1,700

Operating income	9,920	7,721	28,080	20,527
Interest income	69	123	199	410
Interest expense	(776)	—	(2,016)	—

Interest (expense) income, net	(707)	123	(1,817)	410

Income before income tax expense	9,213	7,844	26,263	20,937
Income tax expense	3,648	3,110	10,400	8,241

Net income	$5,565	$4,734	$15,863	$12,696

Basic earnings per common share	$0.35	$0.30	$1.01	$0.84

Diluted earnings per common share	$0.35	$0.30	$1.00	$0.83

Weighted average common shares outstanding:
Basic	15,759,348	15,604,975	15,739,232	15,190,434
Diluted	15,823,582	15,640,427	15,800,713	15,229,957

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,863	$12,696
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(219)	(292)
Depreciation and amortization	5,235	2,236
Other	118	207
Changes in operating assets and liabilities:
Accounts receivable	4,467	(13,577)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,047	166
Inventory	(2,170)	232
Prepaid expenses and other assets	(163)	514
Accounts payable	2,377	2,796
Compensation and related items	5,888	3,425
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,105)	201
Income taxes payable and other current liabilities	(1,259)	242

Net cash provided by operating activities	30,079	8,846

Cash flows from investing activities:
Payments for acquired businesses	(105,585)	(47,471)
Purchase of property and equipment	(2,195)	(1,436)
Proceeds from sale of property and equipment	48	224

Net cash used in investing activities	(107,732)	(48,683)

Cash flows from financing activities:
Issuance of common stock	502	59,523
Borrowings under the revolving credit facility	136,100	—
Repayments under the revolving credit facility	(136,100)	—
Borrowings under Term Loan	60,000	—
Principal payments under Term Loan	(1,500)	—

Net cash provided by financing activities	59,002	59,523

Net (decrease) increase in cash	(18,651)	19,686
Cash and cash equivalents at beginning of period	31,015	15,050

Cash and cash equivalents at end of period	$12,364	$34,736

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

A. Summary of Operations and Significant Accounting Policies

Interim financial information—The consolidated financial statements as of September 30, 2005 and 2004 and for the three- and nine-month periods ended September 30, 2005 and 2004 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended September 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

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

Stock-Based Compensation—As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we account for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25)-. Compensation expense for stock options granted to employees under the 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) is recognized based on the difference, if any, between the quoted market price of our stock and the exercise price of the option at the date of grant.

Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

Pro forma disclosure:

(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,565	$4,734	$15,863	$12,696
Add: Stock based compensation included in reported net income, net of related tax benefits	—	—	—	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(101)	(88)	(661)	(456)

Pro forma net income	$5,464	$4,646	$15,202	$12,254

Earnings per share:
Basic – as reported	$0.35	$0.30	$1.01	$0.84
Basic – pro forma	$0.35	$0.30	$0.97	$0.81
Diluted – as reported	$0.35	$0.30	$1.00	$0.83
Diluted – pro forma	$0.35	$0.30	$0.96	$0.80

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

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	15,759,348	15,604,975	15,739,232	15,190,434
Effect of potential exercise of stock options	64,234	35,452	61,481	39,523

Diluted weighted average common shares outstanding	15,823,582	15,640,427	15,800,713	15,229,957

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

The initial purchase price for the OnBoard acquisition was allocated as follows (in thousands):

Cash and equivalents	$1,943
Accounts receivable, net	1,972
Prepaids and other current assets	152
Property and equipment, net	844
Other assets	217
Intangible assets – Purchase price allocated to contracts	2,800
Goodwill	29,715
Current liabilities	(3,200)
Long term liabilities	(184)

Net assets acquired	$34,259

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over four years, which is the estimated remaining life of the contracts including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

Manufacturing Technology, Inc.

In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI). MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy, and large prime contractors for the Department of Defense. MTI supports sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and approximately $68.0 million of which was borrowed under our then-effective revolving credit facility. Additionally, acquisition related closing expenses of approximately $0.3 million were incurred. MTI shareholders may receive additional cash payments of up to $5.0 million if certain operating goals are achieved in 2005. It is anticipated that we will realize certain income tax benefits in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

The initial purchase price for the MTI acquisition was allocated as follows (in thousands):

Cash and equivalents	$301
Accounts receivable, net	5,543
Costs and estimated earnings in excess of billings	9,750
Inventory	238
Prepaids and other current assets	148
Intangible assets - Purchase price allocated to contracts	11,500
Capitalized software	585
Property and equipment, net	2,862
Goodwill	48,755
Current liabilities	(9,372)

Net assets acquired	$70,310

The above purchase price allocation is preliminary and is dependent on the completion of the review of the closing balance sheet and tangible net worth calculation as outlined in the related stock purchase agreement.

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over 10.5 years, which is the estimated remaining life of the contracts including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

D. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from, various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$7	$17	$14	$168
Rent and maintenance costs paid to related parties	1	1	15	8

	$8	$18	$29	$176

Rent included in cost of revenues paid to related parties	$13	$13	$40	$40

Subcontracting services purchased from related parties:
Corbus India, Private, Ltd.	$210	$114	$373	$354

IITC[1]	$—	$—	$—	$506

[1]	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above.

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

At September 30, 2005 and December 31, 2004, the amounts payable to related parties were approximately $166,000 and $101,000, respectively.

E. INVENTORY

Inventories are valued at the lower of cost or market using the first-in, first-out method. The components of inventories as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$24	$—
Work-in-process	6,729	4,344
Finished goods	—	—

	$6,753	$4,344

F. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we performed an impairment test of goodwill during the fourth quarter of 2004 and determined that no impairment of the recorded goodwill existed. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated reporting unit. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, our impairment testing will be performed during the fourth quarter.

The components of other intangibles at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
Purchase price allocated to customer contracts	$35,654	$21,000
Capitalized software	701	—
Non-compete covenants	25	25

	36,380	21,025
Accumulated amortization	(7,170)	(3,368)

	$29,210	$17,657

The capitalized software costs of $0.7 million represent certain computer software costs capitalized by MTI, our wholly owned subsidiary, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. MTI has also capitalized certain costs of computer software developed for or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Once technological feasibility has been established, software development costs are captured in MTI’s job costing system under specific projects related to the development effort.

Costs related to software developed for external use are amortized using the straight-line method beginning when the products are available for general release to customers. Amortization of the costs of software used in delivery of MTI’s services is charged to cost of revenue as incurred. Costs related to internal use software are amortized by MTI over three to seven years.

Estimated annual intangible amortization expense for the remainder of 2005 and the next five years (in thousands):

For the remaining three months ending December 31, 2005	$1,303

Estimated annual intangible amortization expense (in thousands) for the next five years:

Year Ending December 31,
2006	$5,212
2007	5,212
2008	4,662
2009	2,869
2010	2,695

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

Balance as of December 31, 2004	$57,510
Additional goodwill from 2004 earn-out related to our Vitronics Inc. acquisition	19
Additional goodwill arising from our Command Technologies, Inc. acquisition	26
Goodwill arising from our OnBoard acquisition	29,515
Goodwill arising from our MTI acquisition	48,742

Balance as of September 30, 2005	$135,812

G. LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the “Credit Agreement”), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, originally allowed us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The availability under the Term Loan is reduced by periodic principal payments. Due to principal payments to date, the maximum available borrowings under the Term Loan as of September 30, 2005 was $58.5 million, all of which was borrowed. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation, and amortization (EBITDA).

The borrowing availability at September 30, 2005 under the revolving loan portion of our Credit Agreement was $85.0 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of September 30, 2005, we were in compliance with these covenants. As of December 31, 2004, we did not have any amounts outstanding under our then-existing credit facility.

September 30, 2005
Credit Agreement, due September 30, 2010 (in thousands):
Term Loan (5.63% at September 30, 2005)	$58,500
Revolving Loan (6.75% at September 30, 2005)	—

Total debt	58,500
Less—current maturities	(6,000)

$52,500

H. SUBSEQUENT EVENT

In October 2005, we entered into a forward swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50 percent of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87 percent plus our spread, which is currently 150 basis points.

We account for our interest rate swap agreement under the provisions of Statement of Financial Accounting Standard No. 133, and have determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the swap agreement, net of income tax benefits, will be reported in other accrued expenses, and the change in fair value, net of income tax benefit, will be reported as other comprehensive income or loss on the consolidated balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 and the financial condition of MTC at September 30, 2005 compared to December 31, 2004. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included elsewhere in this document.

We provide sophisticated systems engineering and technical services, information technology, obsolescence management services, software development, intelligence services, and program management services focusing primarily on U.S. federal government agencies such as the Department of Defense and various intelligence agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three and nine months ended September 30, 2005 and 2004, over 96% and 95%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts, the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) and the Flexible Acquisition and Sustainment Tool (FAST) contract. Revenue under the ASC/BPA was approximately 7% of our total revenue for each of the three and nine months ended September 30, 2005, respectively, and approximately 9% and 10% of our total revenue for each of the three and nine months ended September 30, 2004, respectively. The largest task order under the ASC/BPA amounted to approximately 1% of total revenue for both the three and nine months ended September 30, 2005. The ASC/BPA, which was awarded as a small business set-aside contract, was to expire on September 30, 2005, but has now been extended to February 7, 2006. The replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles over the last nine months.

In July 2001, we were one of nine awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Revenue under the FAST contract was approximately 28% and 23% of total revenue for the three and nine months ended September 30, 2005, respectively. Revenue under the FAST contract was approximately 21% and 27% of total revenue for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2005, FAST revenue was comprised of 69 separate task orders, the largest of which amounted to approximately 12% and 6% of total revenue for the three and nine months ended September 30, 2005, respectively. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 4% of revenue for each of the three and nine months ended September 30, 2005.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over the FAST contract’s approximately three-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of September 30, 2005, we have been awarded approximately 95 individual task orders under the FAST contract with a remaining potential award value of approximately $960 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for program management services, which historically have been less profitable than our other activities. Since the FAST contract is expected to continue to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2003 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the nine months ended September 30, 2005, and 2004, approximately 76% and 78%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 88% and 76% of our revenue for the three and nine months ended September 30, 2005, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Approximately 73% and 71% of our revenue for the three and nine months ended September 30, 2004, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

Our federal government contracts are subject to funding availability and current market conditions, such as the ongoing war on terror and other factors. These conditions are causing delays in the bidding/award process, are affecting funding availability and the availability of assets to be repaired or upgraded, and are causing certain business, primarily at our OnBoard and MTI operations, to be delayed past 2005.

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Time-and-materials	47%	59%	50%	53%
Fixed-price	39	26	35	30
Cost-plus	14	15	15	17

Total	100%	100%	100%	100%

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

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at September 30, 2005 was approximately $261 million as compared to approximately $212 million at September 30, 2004. We have increased our funded backlog by approximately $33 million from September 30, 2004, due to the acquisitions of OnBoard Software, Inc. and Manufacturing Technology, Inc. in the first quarter of 2005. The remaining $16 million of the increase resulted from funding increases primarily in the FAST, Intermediate Ready Force Support, a Lockheed Martin subcontracting agreement, and Command & Control Directorate Quick Reaction and Battle Command Support, Division Engineering, Design Acquisition, Fabrication and Installation Support contracts. These increases were partially offset by a decrease in the funded backlog for our ASC/BPA contract, as well as other commercial and NASA contracts. Although our funded backlog at September 30, 2005 was approximately 74% of our trailing twelve-month revenue, we believe that a more typical funded backlog is in the range of 40% to 60% of trailing twelve-month revenue.

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

We record work-in-process inventory when certain of our task orders reach the production delivery stage. On these task orders, we are required to meet customer delivery schedules as part of our program management services. The inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis. Raw materials and finished goods are also stated at the lower of cost or market. The total raw material and finished goods amount represents less than 1% of the inventory balance at September 30, 2005.

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

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
Revenue	$101.2	100.0%	$74.0	100.0%	$276.2	100.0%	$196.6	100.0%
Cost of revenue	85.5	84.5	62.0	83.8	232.0	84.0	165.4	84.1

Gross profit	15.7	15.5	12.0	16.2	44.2	16.0	31.2	15.9
General and administrative expenses	4.4	4.3	3.5	4.6	12.3	4.4	9.0	4.5
Intangible asset amortization	1.4	1.4	0.8	1.2	3.8	1.4	1.7	0.9

Operating income	9.9	9.8	7.7	10.4	28.1	10.2	20.5	10.5
Net interest (expense) income	(0.7)	(0.7)	0.1	0.2	(1.8)	(0.7)	0.4	0.2

Net income before income taxes	9.2	9.1	7.8	10.6	26.3	9.5	20.9	10.7
Income tax expense	3.6	3.6	3.1	4.2	10.4	3.8	8.2	4.2

Net income	$5.6	5.5%	$4.7	6.4%	$15.9	5.7%	$12.7	6.5%

THREE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenue. Revenue for the three months ended September 30, 2005 increased 36.7%, or $27.2 million, as compared to the same period in 2004. Organic growth of approximately 21% accounted for $15.4 million of the $27.2 million increase in revenue, and the remaining $11.8 million of revenue growth, or 16%, came from acquisitions. Our organic growth of $15.4 million was the result of an increase in work on new or existing contracts and task orders, which consisted primarily of growth in FAST, Defense Information Systems Network, and ASC/BPA task orders.

Gross profit. Gross profit for the three months ended September 30, 2005 increased 30.7%, or $3.7 million, as compared to the same period in 2004. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue decreased from 16.2% in the third quarter of 2004 to 15.5% in the third quarter of 2005 primarily due to variation in business mix and lower margins on work on our U.S. Army Germany Vehicle Reconstitution contract.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2005 increased 28.0%, or $1.0 million, as compared to the same period in 2004. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth. General and administrative expenses as a percentage of revenue decreased from 4.6% of revenue for the three months ended September 30, 2004 to 4.4% for the three months ended September 30, 2005.

Intangible asset amortization. Intangible asset amortization for the three months ended September 30, 2005 increased 62.6%, or $0.5 million, as compared to the same period in 2004. This increase was the result of the amortization of the intangible assets that were acquired in connection with the acquisitions made in the first quarter of 2005.

Operating income. Operating income for the three months ended September 30, 2005 increased 28.5%, or $2.2 million, as compared to the three months ended September 30, 2004. This increase in operating income was primarily the result of increased gross profit that was partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased slightly from 10.5% of revenue for the three months ended September 30, 2004 to 9.8% for the three months ended September 30, 2005, due primarily to the decrease in gross profit as a percentage of revenues, and increased intangible asset amortization.

Net interest (expense) income. The $0.8 million increase in net interest expense related to the borrowings made under our credit facility in 2005, which were used primarily to fund the acquisitions made in the first quarter of 2005. We did not have any borrowings outstanding under our then-effective credit facility in 2004.

Income tax expense. Income tax expense for the three months ended September 30, 2005 increased approximately 17.3%, or $0.5 million, as compared to the same period in 2004. Our effective income tax rate for the quarters ended September 30, 2005 and 2004 was 39.6%.

Net income. Net income for the three months ended September 30, 2005 increased 17%, or approximately $0.8 million, as compared to the three months ended September 30, 2004. This increase in net income was primarily the result of existing operating income that was partially offset by the increased interest and income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue. Revenue for the nine months ended September 30, 2005 increased 40.5%, or $79.6 million, as compared to the same period in 2004. Organic growth of approximately 17% accounted for $32.8 million of the $79.6 million increase in revenue, and the remaining $46.8 million of revenue growth, or approximately 24%, came from acquisitions. Our organic growth of $32.8 million was the result of an increase in work on new or existing contracts and task orders, which consisted primarily of growth in FAST, ASC/BPA, Logistics Joint Administrative and Management Support Services, Program Manager Soldier Systems, Defense Information Systems Network, Logistics Worldwide, Omnibus II, and U.S. Army Germany Vehicle Reconstitution task orders.

Gross profit. Gross profit for the nine months ended September 30, 2005 increased 41.7%, or $13.0 million, as compared to the same period in 2004. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue remained relatively consistent at 15.9% for the nine months ended September 30, 2004, and 16.0 % for the nine months ended September 30, 2005.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2005 increased 37.4%, or $3.3 million, as compared to the same period in 2004. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth. General and administrative expenses as a percentage of revenue remained relatively unchanged at 4.4% and 4.5% of revenue for the nine months ended September 30, 2005 and 2004, respectively.

Intangible asset amortization. Intangible asset amortization for the nine months ended September 30, 2005 increased $2.1 million as compared to the same period in 2004. This increase was the result of the amortization of the intangible assets that were acquired in connection with the acquisitions made in the third quarter of 2004 and the first quarter of 2005.

Operating income. Operating income for the nine months ended September 30, 2005 increased 36.8%, or $7.6 million, as compared to the same period in 2004. This increase in operating income was primarily the result of increased gross profit that was partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased slightly from 10.5% of revenue for the nine months ended September 30, 2004 to 10.2% for the nine months ended September 30, 2005. This decrease in operating income as a percentage of revenue is primarily due to increase intangible asset amortization due to our first quarter acquisitions, partially offset by higher gross margins.

Net interest (expense) income. The $2.2 million increase in net interest expense related to the borrowings made under our credit facility in 2005, which were used primarily to fund the acquisitions made in the first quarter of 2005. We did not have any borrowings outstanding under our then-effective credit facility in 2004.

Income tax expense. Income tax expense for the nine months ended September 30, 2005 increased 26.2%, or approximately $2.2 million, as compared to the same period in 2004. Our effective income tax rates for the nine months ended September 30, 2005 and 2004 were 39.6% and 39.4%, respectively.

Net income. Net income for the nine months ended September 30, 2005 increased 25.0%, or approximately $3.2 million, as compared to the nine months ended September 30, 2004. This increase in net income was primarily the result of increased operating income that was partially offset by the increased interest and income tax expense.

QUARTERLY FLUCTUATIONS

Our results of operations, particularly our revenue, gross profit and cash flow, may vary significantly from quarter to quarter depending on a number of factors, including the progress of contract performance, revenue earned on contracts, the number of billable days in a quarter, the timing of customer orders or deliveries, changes in the scope of contracts and billing of other direct and subcontract costs, timing of funding of task orders, the commencement and completion of contracts we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts or task orders commenced or completed during any quarter, may also cause significant variations in operating results from quarter to quarter.

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year, or until the final budget has been approved. In addition, a change in Presidential administrations, Congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our positive cash flow from operations, our proceeds from stock offerings, and our available credit facility have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our working capital was approximately $47.8 million at September 30, 2005 and approximately $71.0 million at December 31, 2004. Our working capital decreased $23.2 million in the first nine months of 2005 primarily for the following reasons:

•	a $18.7 million decrease in cash and cash equivalents primarily reflecting approximately $105.6 million in payments in connection with our acquisitions of OnBoard and MTI that was partially offset by $58.5 million in net proceeds from borrowings under our credit facility, as well as changes in operating assets and liabilities;

•	a $2.4 million increase in inventory;

•	a $9.8 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. The increase in accounts receivable primarily related to the acquisitions made in the first quarter of 2005. Our days sales outstanding (DSOs) in accounts receivable decreased to 67 days at September 30, 2005, as compared to 89 days at December 31, 2004. The decrease in DSOs from December 31, 2004 resulted from our concerted collection efforts during the first nine months of 2005 as well as lower DSOs for the companies we acquired in 2005. The inclusion of OnBoard and MTI resulted in a 7-day improvement in DSOs as of September 30, 2005; and

•	a $16.2 million increase in current liabilities primarily due to $6.0 million in current maturities under the term loan portion of our credit facility, $6.9 million increase in compensation and related items, and a $4.9 million increase in accounts payable due to increased business activity as well as acquisition. These increases were partially offset by a $4.9 million decrease in amounts due under earnout agreements related to our acquisitions.

Our operating activities provided cash of approximately $30.1 million for the nine months ended September 30, 2005. The cash provided from operations primarily represented net income adjusted for depreciation and amortization and changes in working capital as discussed above. For the nine months ended September 30, 2004, our net operating activities generated cash of approximately $8.8 million, primarily represented by net income adjusted for depreciation and amortization and deferred taxes of $14.8 million, partially offset by $6.0 million in net working capital payments.

Our investing activities used cash of approximately $107.7 million for the nine months ended September 30, 2005 as a result of approximately $105.6 million of payments made primarily in connection with our acquisitions of OnBoard and MTI and $2.2 million of capital expenditures. Cash used by investing activities for the nine months ended September 30, 2004 consisted of $47.5 million of payments made in connection with acquisitions and $1.4 million of capital expenditures. We currently anticipate 2005 aggregate capital expenditures will range between $4.0 and $5.0 million for additional facilities, software tools and computer equipment to support our growth.

Our financing activities provided net cash of approximately $59.0 million for the nine months ended September 30, 2005, which consisted of net borrowings under the term loan portion of our credit facility of $58.5 million and $0.5 million from common stock issuances related to the exercise of stock options. This compares to cash provided from financing activities of $59.5 million for the nine months ended September 30, 2004 from the public offering of 2,250,000 share of common stock completed in February 2004.

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

The Credit Agreement, which is scheduled to expire on March 31, 2010, originally allowed us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The availability under the Term Loan is reduced by periodic principal payments. Due to principal payments to date, the maximum available borrowing under the Term Loan as of September 30, 2005 was $58.5 million, which constituted the total amount outstanding under the Credit Agreement as of such date. We had no debt outstanding in 2004.

In October 2005, we entered into a forward swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50 percent of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87 percent plus our spread, which is currently 150 basis points.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of September 30, 2005, we were in compliance with these covenants.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand, borrowings under credit facilities, and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our Credit Agreement or a combination of the foregoing.

Management believes that the cash generated by operations and amounts available under our Credit Agreement will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures for the next twelve months and through March 2010, when our Credit Agreement matures.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. During 2004, we did not have any outstanding borrowings under our Prior Credit Agreement. Primarily in connection with our acquisition of MTI, during February 2005, we borrowed funds under our Prior Credit Agreement. As discussed above under “Management’s Discussion and Analysis Regarding Financial Condition and Results of Operations – Liquidity and Capital Resources”, we entered into the Credit Agreement on April 21, 2005 and had $58.5 million outstanding as of September 30, 2005.

We have offset a portion of our interest rate risk by entering into a forward swap agreement with National City Bank in October 2005, under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially of $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50 percent of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87 percent plus our spread, which is currently 150 basis points.

A hypothetical 10% increase in interest rates during the first nine months of 2005 would have resulted in an increase in interest expense of approximately $77,000 and $200,000 for the three and nine months ended September 30, 2005, respectively.

ITEM 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on this review, our CEO and CFO have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Other than changes resulting from our acquisition of OnBoard and MTI, there were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In January 2005, we acquired all of the outstanding capital stock of OnBoard and, in February 2005, we acquired all of the outstanding capital stock of MTI. Excluding intercompany payables and receivables, OnBoard and MTI accounted for approximately $1.8 million and $16.0 million, respectively, of our consolidated assets as of September 30, 2005, and excluding intercompany revenues, OnBoard and MTI accounted for approximately $1.6 million and $28.6 million, respectively, of our consolidated revenues for the nine months ended September 30, 2005. Although our management will diligently conduct an assessment of all of our internal control over financial reporting for the year ending December 31, 2005, including OnBoard’s and MTI’s internal control over financial reporting, management has not yet completed its assessment of OnBoard’s and MTI’s internal control over financial reporting since the respective dates of acquisition.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 6. Exhibits

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

Date: November 7, 2005

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