Form 10-K
period 2005-12-31
MTC TECHNOLOGIES INC
filed 2006-03-13
CIK 1172243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49890

MTC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0593816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4032 Linden Avenue, Dayton, OH	45432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 252-9199

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $371,504,762.

As of February 28, 2006, there were 15,769,348 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.

Item 1.    Business

Overview.

MTC Technologies, Inc. (MTC, the Company, or we), was incorporated in Delaware in April 2002 and holds all of the capital stock of MTC Technologies, Inc., an Ohio corporation incorporated in 1985 that was formerly known as Modern Technologies Corp. We provide sophisticated systems engineering, information technology, intelligence and other technical and professional services primarily to U.S. defense, intelligence, civilian and federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2005, 2004 and 2003, about 96%, 96% and 95%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army, Defense Intelligence Agency and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it conducts the war on global terrorism and modernizes its defense capabilities.

Our people develop and implement innovative, practical solutions to complex engineering, technical and management problems. We have approximately 2,600 employees, of whom approximately 65% hold the necessary credentials to work on sensitive government projects, including approximately 15% with the necessary credentials to work on the federal government’s most sensitive projects. A substantial majority of our employees have prior military or government industry experience and over 70% of our employees work on-site at our customers’ facilities. The credentials, experience and locations of our employees allow us to combine a comprehensive knowledge of our customers’ business processes with the practical application of advanced engineering and information technology tools, techniques and methods to create value-added solutions. For the year ended December 31, 2005, we generated approximately 75% of our revenue as a prime contractor, where we delivered many mission critical services and solutions. Serving as a prime contractor in close proximity to our customers has allowed us to maintain long-standing relationships that have been important to our growth for our two largest customer groups. We have provided services to the U.S. Air Force since our founding and to the U.S. Army for 17 years.

We believe we are well positioned to continue our internal revenue growth by leveraging our existing customer relationships and diverse array of contract vehicles, including General Service Administration (GSA) schedules and other indefinite delivery, indefinite quantity (IDIQ) contracts. Our contract base is well diversified with in excess of 500 active contracts, including task orders on GSA contracts and other IDIQ contracts as of December 31, 2005. In July 2001, we were one of six awardees of the U.S. Air Force’s Flexible Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion. As of December 31, 2005, we have been awarded over 95 task orders under the FAST contract with a remaining potential award value of approximately $933 million if all options are exercised. We have the potential to compete for millions of dollars in task orders over the remaining contract life of approximately two and a half years, as the U.S. Air Force maintains and modernizes aircraft and weapons systems. In addition, a few of our FAST task orders have a period of performance extending into 2012.

Acquisitions.

We employ a highly disciplined process to evaluate the strategic, financial, operational and legal aspects of acquisitions. Since our initial public offering, we have completed six strategic acquisitions. All acquired businesses have expanded our customer reach and technical capabilities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

AMCOMP.    In October 2002, we acquired all of the outstanding capital stock of AMCOMP Corporation (AMCOMP). AMCOMP provides engineering, information technology and other technical services, primarily in the areas of space systems and global positioning systems, to the Department of Defense and other government agencies. The initial purchase price was $7.3 million. In April 2003, 2004 and 2005, we paid additional consideration of $1.1 million each year to the former shareholders of AMCOMP as a result of the achievement of certain performance goals under an earn-out provision in the stock purchase agreement. It is anticipated that the Company will realize income tax benefits with a potential net present value of approximately $2 million as a result of the AMCOMP shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

ICI.    In October 2003, we acquired all of the outstanding capital stock of International Consultants, Inc. (ICI). ICI specializes in program management, information technology and logistics management services. ICI provides support to customers such as the U.S. Army Forces Command (FORSCOM) and the Tank-Automotive and Armaments Command (TACOM). The initial purchase price was $10.2 million, which consisted of shares of our common stock with a value of $2.4 million, the repayment of $7.5 million of ICI’s indebtedness at the closing and $0.3 million for related acquisition costs. During 2004, we paid additional consideration of $5.7 million, which consisted of shares of our common stock with a value of $4.5 million and $1.2 million in cash, to the former shareholders of ICI as the result of the achievement of certain performance goals. During 2005, we paid additional consideration of $3.0 million, which consisted of shares of our common stock with a value of $2.5 million and $0.5 million in cash, to the former shareholders of ICI as the result of the achievement of certain performance goals.

Vitronics.    In October 2003, we acquired all of the outstanding capital stock of Vitronics Inc. (Vitronics). Vitronics specializes in systems engineering, information technology, software development, command and control systems integration and urban warfare technologies. Vitronics’ key customers include the U.S. Army’s Communications Electronics Command (CECOM), the Research Development and Engineering Command (RDECOM) and the Defense Advanced Research Projects Agency (DARPA). The initial purchase price was approximately $9.0 million. During 2005, we paid an additional $0.8 million for the achievement of certain performance goals under the 2004 earn-out provision. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $2.0 million in future periods as a result of the Vitronics shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

CTI.    On July 1, 2004, we acquired all of the outstanding capital stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology and technology applications for training, simulation and modeling. The initial purchase price was $45.0 million, which was paid from cash on hand at closing. The purchase price was reduced by $0.7 million in December 2004 as a result of the release of amounts from escrow relating to tangible net worth as of the closing. The purchase price was reduced by another $0.1 million in August 2005 as a result of the release of amounts from escrow under the stock purchase agreement. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $8.0 million in future periods as a result of the CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

OnBoard.    In January 2005, we purchased all of the outstanding capital stock of OnBoard Software, Inc. (OBSI) from its sole shareholder. OBSI’s customer base consists primarily of the U.S. Air Force and large prime contractors for the Department of Defense. OBSI provides customized software development and reverse engineering for a wide range of innovative and cost-effective hardware/software systems. The initial purchase price was $34.1 million, which was paid from cash on hand as of closing. The purchase price was reduced by $0.4 million in 2005 as a result of adjustments to the tangible net worth requirements at the closing. In addition, OBSI’s shareholder may receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $7.0

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

million in future periods as a result of the OBSI shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

MTI.    In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI). MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy and large prime contractors for the Department of Defense. MTI provides technical assistance to sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and $68.0 million of which was borrowed under our revolving credit facility. The purchase price was reduced by $0.8 million in December 2005 as a result of adjustments to the tangible net worth as of the closing. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $12.0 million in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

Our Services and Solutions.

We provide four principal types of services, which are offered separately or in combination across our customer base:

1.    Systems Engineering and Technical Services.    We offer a broad range of systems engineering and technical services to enhance the functionality and performance of defense systems, weapons platforms, battlefield personnel and delivery systems. Our systems engineering and technical services include determination of systems requirements and goals, technology maturation, rapid prototyping, design, development and integration of new systems, and subsequent sustainment and support. We evaluate system designs to determine if performance enhancements or cost savings can be derived through the integration of new technologies. Our engineering services also include reverse engineering older systems, modeling and simulation of proposed systems, and performance testing of prototypes and final systems. Extending the life of air and ground platforms is also a key focus of our systems engineering capabilities.

2.    Information Technology.    We design, develop, upgrade and integrate complex, mission-critical information technology systems. Our services also include security engineering, network design, software development, enterprise application integration, database development, test and evaluation, configuration management, training and implementation support. We also provide simulation and modeling services that enable us to evaluate the efficiency and value of technology systems before they are implemented. Our information technology is, in many ways, transformed into training systems that develop operational skills and sustain operational effectiveness. Some of our engagements include the web-enablement and integration of legacy business systems, allowing our customers to benefit from their prior investments. We also design, install and maintain local area and wide area networks. We extend our technical services to provide a full range of analytic and logistics services in support of operational forces deploying and redeploying from hostile operational areas.

3.    Intelligence.    We provide Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) services to intelligence agencies. In connection with these services, we design, develop and manage reconnaissance platforms, real-time signal processing systems, sensors, ground stations and data links, as well as evaluate and support ongoing operational intelligence collection activities. We offer specialized capabilities such as airborne and space intelligence, surveillance and reconnaissance (ISR), signals and imagery intelligence, and strategic warfare planning. We also support a variety of data collection and analysis activities. We maintain a fully accredited Sensitive Compartmented Information Facility (SCIF) in multiple locations, including communications and processing capabilities for technical support of specialized systems and sensitive technologies. Much of this work is tightly controlled within compartmented and special access security channels.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

4.    Other Technical and Professional Services.    We provide program management support that extends the useful life of existing defense systems and reduces life-cycle costs, and sustains these systems in combat. Our activities include developing and implementing acquisition strategies, cost modeling, identification of suppliers and vendors, provision planning, contract performance monitoring, program planning and scheduling, financial management, operational effectiveness analysis, risk analysis and security planning. Specifically, we provide engineering and sustainment support, and modifications of and upgrades to defense systems featuring new sensor devices, radios, engines and other electronic components. We are involved in support programs to extend the service of aging aircraft and other defense systems and components, which includes the sourcing and repair of diminishing parts for our customers. End-to-end life cycle program support is provided for the full range of soldier systems for today and tomorrow’s war-fighting dominance.

In addition, it is not uncommon for our service offerings to progress to lead system integration (LSI) services, such as in the case of the Roll-On Beyond Line-of-Sight Enhancement (ROBE), Forward Looking Infrared (FLIR) and MH-53 modification programs. Our LSI capabilities are now being expanded to support the readiness of active duty and National Guard organizations committed to combat operations.

Our Core Capabilities.

We apply the following core capabilities across our four service areas described above:

Systems Support.    We provide complete life-cycle support of military, defense, intelligence and information technology systems. The activities start with requirements analysis and system design and then move to acquisition and integration of these systems. We continue our support into the operation and support phases and provide continuing improvements and sustainment and, when systems are committed to combat operations, perform reconstitution activities upon redeployment.

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

Logistics Management.    We design and develop integrated logistics support plans designed to optimize the deployment, readiness, performance and subsequent extraction of military personnel and equipment. We operate with operational commands in the U.S., Germany and Korea to conduct deployment planning, materiel management and full spectrum support of forces deploying and redeploying from combat missions.

Testing and Evaluation.    We test and evaluate complex, mission-critical hardware and software systems. Our services improve the performance, reliability, maintainability, supportability and effectiveness of many defense and weapon systems. We develop and operate customized testing and evaluation facilities that are both fixed and mobile.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Business Process Outsourcing.    We assist customers in the management of certain supply processes to improve performance and reduce costs. We develop training programs, define meaningful performance metrics, support process definition and reengineering, perform cost modeling and source and procure parts.

The following chart shows how our core capabilities cross over our four service areas:

Capabilities by Service Area

	Systems Engineering and Technical Services	Information Technology	Intelligence (C4ISR)	Other Technical and Professional Services
Systems Support	♦	♦	♦	♦
Acquisition Management	♦	♦	♦	♦
Systems Integration	♦	♦	♦	♦
Network Design and Maintenance	❖	♦	❖
Information Assurance	❖	♦	❖	❖
Logistics Activities	♦	♦	❖	♦
Testing and Evaluation	♦	❖	❖	♦
Business Process Outsourcing	❖	❖		♦

Major Area of Emphasis: ♦

Supporting Area of Emphasis: ❖

Our Customers.

Our customers are primarily U.S. federal government intelligence, military and civilian agencies. Our revenue derived from federal government customers, consisting primarily of the Department of Defense and the intelligence community, accounted for about 96%, 96% and 95% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Our federal government customers typically exercise independent contracting authority so that even offices or divisions within an agency may, either directly or through a prime contractor, use our services as separate customers so long as the customers have independent decision making and contracting authority within their organizations. For the year ended December 31, 2005, we derived approximately 75% of our revenue as a prime contractor and approximately 25% of our revenue as a subcontractor to other defense companies.

Our Diverse Contract Vehicles.

We compete for task orders through a variety of arrangements or contract vehicles. Our vehicles include government-wide acquisition contracts (GWACs), Blanket Purchase Agreements (BPAs), GSA schedules and other IDIQ contracts. We have contract vehicles in each of our service areas, allowing us to compete for business from a variety of customers. In addition, we have several blanket arrangements under which we can work with customers in multiple service areas. Our contract vehicles are structured with various terms and include time-and-materials, fixed-price and cost-plus contracts. Approximately 24% of our revenue for the year ended December 31, 2005 was under the FAST contract. Our tasks under the FAST contract support or have supported 17 different customer organizations using over 95 individual task orders. In prior years, we performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While we continue to increase the amount of revenue earned using the FAST contract, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. Also, approximately 7% of our revenue for the year ended December 31, 2005 was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA). The ASC/BPA, which was awarded as a small business set-aside contract, was to expire on September 30, 2005, but has now been extended to August 7, 2006. The replacement contract will also be a small business set-aside

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles over the last year.

Our contract base is well diversified with in excess of 500 active contract vehicles, including task orders on GSA contracts and other IDIQ contracts. The typical initial terms for our government contracts range from three years to five years.

The following table identifies our major GSA, GWAC and IDIQ contract vehicles that have undefined scopes and significant ceilings:

Contract Vehicle	Period of Performance		Option End Date	Customer	Current Ceiling
	Start	End
FAST	09/26/01	09/25/06	09/25/08	U.S. Air Force	$7.4 billion
GSA Corporate Contract	07/01/01	02/28/10	02/28/20	GSA	$89.3 million
Special Operations Forces—Support Services Contract II (SOC-SSSC II)	09/03/02	09/02/07	09/02/17	U.S. Air Force	$440.0 million
ASC/BPA	08/08/00	8/07/06	None	U.S. Air Force	$157.3 million
MTC GSA Professional Engineering Services (PES)	11/15/99	03/03/10	03/03/15	GSA	$21.5 million
Technical Acquisition Support Services (TASS)	03/31/00	9/30/06	None	U.S. Air Force	$64.0 million
Tank-Automotive and Armaments Command (TACOM) OMNIBUS II	12/20/02	12/20/07	None	U.S. Army	$22.5 million
Program Executive Office/Program Manager (PEO-PM) Soldier Systems	01/01/03	12/31/07	None	U.S. Army	$36.3 million
MTC GSA Logistics Worldwide (LOGWORLD)	08/20/02	08/19/07	08/19/17	GSA	$18.3 million
Commercial Enterprise Omnibus Support Services (CEOss) BPA	08/19/03	08/18/08	08/18/18	GSA	No ceiling
Seaport-E	05/31/05	04/04/09	04/04/09	Navy	$1.1 billion
Design & Engineering Support Program II (DESP II)	06/30/05	06/29/12	None	U.S. Air Force	$1.9 billion
Warner Robins Air Logistic Center/ Combat Sustainment Wing (WR-ALC/CSW)	03/07/01	03/06/07	None	U.S. Air Force	$100.0 million
MTI GSA Professional Engineering Services (PES)	09/06/01	09/05/07	None	GSA	No ceiling
MTI GSA Information Technology (IT)	05/27/99	05/25/07	05/25/09	GSA	No ceiling
Indian Head IDIQ	06/30/04	06/29/08	None	U.S. Navy	$43.0 million
Army Material Command Express (AMCOM)	03/09/05	05/24/06	08/24/11	Multiple customers	No ceiling

Backlog.

Total backlog is our estimate of the total potential value of all orders for services under existing signed contracts and task orders, assuming, where appropriate, the exercise of all options and add-ons relating to those contracts and task orders, subject to available ceiling remaining on those contracts and task orders. Our backlog

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

may include orders under contract that in some cases may extend for several years. We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Our backlog varies considerably from time-to-time as current contracts or delivery orders are executed and new contracts or task orders under existing contracts are won. It also includes an estimate of revenue on existing task orders that are under IDIQ contracts. Our total backlog includes both funded and unfunded backlogs.

We define funded backlog as the portion of total backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized. Funded backlog excludes options and add-ons to existing contracts for which we have not yet received funding. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years.

We define unfunded backlog as the total backlog less the funded backlog.

The primary source of our backlog is contracts with the federal government. Our estimated backlog at the end of the two most recently completed fiscal years was as follows:

	December 31, 2005	December 31, 2004
Estimated Total Backlog	$1.5 billion	$1.5 billion
Funded Backlog	$223.0 million	$288.0 million

Of our funded backlog as of December 31, 2005, approximately 29%, or $65 million, will remain at the end of the 2006 fiscal year. Our funded backlog decreased by $65.0 million from December 31, 2004. The change in funded backlog was comprised of the following changes:

•	A $26.0 million increase in funded backlog primarily due to the 2005 acquisitions of OBSI and MTI in the first quarter of 2005; and

•	A net decrease in funded backlog of $91.0 million due primarily to a decrease in funded backlog on the FAST contract. Several of our larger task orders on this contract had multi-year funding, and because we have completed the initial phases on these projects, often non-recurring engineering phases, the follow-on production phases have typically been funded for shorter periods of time. Additionally, funded decreases on our ASC/BPA, certain GSA contracts and our TASS contract also contributed to the reduction in funded backlog.

Our funded backlog at December 31, 2005, was approximately 60% of our revenue for the year ended December 31, 2005, which is in the range of typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

Sales and Marketing.

We have a highly disciplined sales and marketing process that utilizes the relationships of our management and business development staff. We also seek to leverage existing customer relationships and respond to competitive solicitations. We identify, assess and respond to new business opportunities quickly. We draw on the experience and knowledge of senior personnel across the company, including those working on-site with our customers. We have also established a formal process for evaluating new business opportunities and use our tracking systems to track the status of each bid opportunity. We have effectively used GSA and other IDIQ contracts to respond quickly to emerging customer requirements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

To supplement and complement our core competencies, we have relationships with industry partners that enable us to work together on contracts. While we are the prime contractor on most of our contracts, we serve as a subcontractor when teaming in that manner furthers our goals of expanding our customer base or pursuing high growth markets.

Foreign Operations.

For each of the years ended December 31, 2005, 2004 and 2003, 99%, 100% and 100%, respectively, of our revenue was derived from services provided under contracts with U.S.-based customers. We treat sales to United States government customers as sales within the United States, regardless of where the services are performed.

Employees.

As of December 31, 2005, we had approximately 2,600 employees, of whom approximately 65% hold the necessary credentials to work on sensitive government projects, including approximately 15% with the necessary credentials to work on the federal government’s most sensitive projects. A substantial majority of our employees have prior military or government industry experience, and over 70% of our employees work on-site at our customers’ facilities. Non-technical employees serve primarily in support roles. None of our employees are party to any collective bargaining agreements. We consider our relations with employees to be good.

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

Competition.

We believe that the major competitive factors in our market are strong customer relationships, a reputation for quality, a record of successful past contract performance, a seasoned management team with domain expertise and a staff with distinctive technical competencies, security clearances and competitive prices. Our key competitors currently include: divisions of large defense contractors, such as Boeing, Lockheed Martin, Northrop Grumman, Raytheon and L-3 Communications; engineering and technical services firms, such as SRA International, SAIC, Jacobs Engineering Group and Anteon; and information technology service companies, such as CACI International, Computer Sciences Corporation and DynCorp. Our strategy to compete with these companies includes growing our business with existing customers by targeting new outsourcing opportunities and expanding our customer base by targeting potential U.S. Air Force, U.S. Army, U.S. Navy and intelligence community customers. As part of our competitive strategy, we plan to expand our geographic coverage and customer base by selectively pursuing strategic acquisitions of other service providers. We envision pursuing acquisitions of companies valued between $20.0 million and $80.0 million. We expect that competition in this market will intensify in the future. A majority of our competitors have longer operating histories, significantly greater research and development, financial, technological, marketing and human resources capabilities, as well as greater name recognition and a larger customer base than we have.

Intellectual Property.

Our solutions are not generally dependent upon patent protection, but we may file patents when our inventions are solely of MTC origin or the contract with our customer otherwise allows us to. To protect our trade secrets, we routinely enter into confidentiality and non-disclosure agreements with our employees, consultants, subcontractors and prospective consultants and subcontractors.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our rights in intellectual property that we develop depend in part on the degree to which the intellectual property is developed with our funds, rather than with funds of the federal government. Our federal government contracts routinely provide that we may retain ownership rights in works of authorship and inventions developed during the performance of those contracts. However, the rights granted to the federal government are, from time to time, the subject of negotiation and typically include the right of the federal government to use and share our intellectual property with other government contractors, making it impossible for us to prevent the non-exclusive use of our intellectual property. Our ability to protect our rights in intellectual property developed or delivered under government contracts also is dependent upon our compliance with applicable federal procurement statutes and regulations. There can be no assurance that the steps we take to protect our intellectual property will be adequate to deter misappropriation or to prevent use by others of our intellectual property.

Executive Officers of the Registrant.

The following table identifies our executive officers and indicates, except as indicated below, their ages and positions as of December 31, 2005:

Name	Age	Position
Rajesh K. Soin	58	Chairman of the Board and Director
David S. Gutridge	59	Chief Executive Officer, Secretary and Director
John E. Longhouser	62	President
Donald H. Weisert	62	Chief Operating Officer and Executive Vice President
James C. Clark	64	Executive Vice President
Michael I. Gearhardt	51	Chief Financial Officer and Senior Vice President
Michael L. Cauldwell	50	Senior Vice President
Edwin C. Humphreys III	62	Senior Vice President (as of February 22, 2006)
Robert D. Shuey III	43	Senior Vice President (as of February 22, 2006)
Bruce A. Teeters	40	Vice President, General Counsel and Assistant Secretary
Stephen T. Catanzarita	50	Vice President and Controller

Set forth below is biographical information for our executive officers:

Rajesh K. Soin, our Company’s founder, has served as our Chairman of the Board since May 1984 and Chief Executive Officer from 1984 until May 2002. Mr. Soin has also served as Chairman of the Board of Directors and Chief Executive Officer of Soin International, LLC, a holding company previously known as MTC International, LLC and an affiliate of ours, since 1998.

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

Michael I. Gearhardt has served as our Chief Financial Officer and Senior Vice President since October 2003. From 2001 until he joined us, Mr. Gearhardt served as President for the worldwide operations of Carlisle Power Transmission Products, Inc., an industrial power transmission products manufacturer. From 1991 to 2001, Mr. Gearhardt served in various financial roles within Mark IV Industries, at the time a publicly traded automotive and industrial manufacturing company, including three years as Executive Vice President and Chief Financial Officer of the Industrial Division.

Michael L. Cauldwell, Retired Major, U.S. Air Force, joined us in July 2004 with the acquisition of CTI. He has served as our Senior Vice President of our National Security Group since March 2005. Mr. Cauldwell joined CTI in July 1994 after a 20-year career in the U.S. Air Force. At CTI, he initially began as Task Leader and Senior Engineer in support of the Central MASINT Technology Coordination Office at Patrick AFB, Florida, and progressed in quick succession to the positions of Vice President, Senior Vice President, and Executive Vice President. Upon MTC’s acquisition of CTI, Mr. Cauldwell became CTI President and MTC Vice President.

Edwin C. Humphreys III, Retired Colonel, U.S. Air Force, began serving as our Senior Vice President and Director of the Professional Services Solutions Sector in February 2006. Mr. Humphreys has served in various technical and management positions at MTC since joining the company in 1994, including supporting the U.S. Air Force Air Logistics Centers’ engineering and aircraft system integration, logistics and sustainment market segments. Before assuming his current position, he served as Vice President, Director of our Systems Support Division, as well as Program Manager of the FAST contract. Prior to joining us, Mr. Humphreys served in the U.S. Air Force for 28 years.

Robert D. Shuey III, began serving as our Senior Vice President and Director of the Legacy Systems Solutions Sector in February 2006. Mr. Shuey has served in various technical and management positions at MTC since joining us in 1989, including serving as the Technical Director of MTC’s Engineering Group, Operations Manager for the Warner Robins and Fort Walton Beach Engineering Operations, and serving as the program manager for several aircraft integration projects.

Bruce A. Teeters, joined us in May 2005 and serves as our Vice President, General Counsel and Assistant Secretary. Prior to joining us, Mr. Teeters served as Associate General Counsel to the Huffy Corporation, a sporting goods distribution company, from 2002 to 2005. From 1991 to 2002, he was in private practice with the Dayton law firm of Chernesky, Heyman, and Kress, PLL, becoming a partner in 1999.

Stephen T. Catanzarita, joined us in March 2005 and serves as our Vice President and Corporate Controller. Prior to joining us, Mr. Catanzarita served in various financial roles, most recently as Senior Corporate Vice President of Finance for the worldwide operations of ManTech International Corporation, Inc., a provider of technologies and solutions for national security programs for the Department of Defense and other U.S. federal government agencies and customers.

Each such officer shall hold such office until a successor is selected and qualified.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Available Information.

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

Item 1A.     Risk Factors

RISKS RELATED TO OUR BUSINESS

We are dependent on contracts with the U.S. federal government for substantially all of our revenue.

For the year ended December 31, 2005, we derived over 96% of our revenue from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or the Department of Defense, or if our reputation or relationship with government agencies were impaired or the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results would be materially harmed.

We could be debarred or suspended for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities. For example, we could be debarred for committing a fraud or criminal offense in connection with obtaining, attempting to obtain or performing a contract, or for embezzlement, fraud, forgery, falsification or other causes identified in Subpart 9.4 of the Federal Acquisition Regulations. In addition, changes in federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our federal government contracting business are:

•	budgetary constraints affecting federal government spending generally, or defense and intelligence spending in particular, and annual changes in fiscal policies or available funding;

•	changes in federal government programs, priorities, procurement policies or requirements;

•	new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors;

•	federal governmental shutdowns (such as occurred during the government’s 1996 fiscal year) and other potential delays in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

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

The FAST contract is a multiple award, IDIQ contract with a $7.4 billion ceiling supporting the U.S. Air Force over its approximate two and a half year remaining life. The FAST contract accounted for approximately 24% of our 2005 revenue. If the FAST contract is terminated, or if we fail to be awarded tasks as anticipated, our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

revenue growth could suffer. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator or program management services, which historically have been less profitable than our other activities, because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, we anticipate our operating income, as a percentage of total revenue, will diminish, although we anticipate it will grow in absolute dollars.

We face competition, including under the FAST contract, from other firms, some of which have substantially greater resources, industry presence and name recognition.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small specialized firms to large diversified firms, some of which have substantially greater financial, management and marketing resources than we do. For example, under the FAST contract, we regularly compete for task orders with companies that have annual operating revenue exceeding $20.0 billion. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as geographic presence, price and the availability of key professional personnel. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

Our revenue will be adversely affected if we are unable to retain work previously performed under the ASC/BPA when it expires in August 2006.

Historically, a significant amount of our revenue has been earned under the ASC/BPA. For example, revenue under the ASC/BPA was approximately 7%, 9% and 13% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively, and the largest task order under the ASC/BPA amounted to approximately 1%, 1% and 2% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The ASC/BPA, which was originally awarded as a small business set-aside contract, is scheduled to expire on August 7, 2006, and the replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain.

If our subcontractors fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. There is a risk that we may have disputes with subcontractors concerning a number of issues, including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our decision not to extend existing task orders or issue new task orders under a subcontract. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. As we continue to expand into the program management area under the FAST contract, our exposure to this risk will increase as a result of our reliance on subcontractors that provide specialized products. In extreme cases, subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of re-procurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Each of our contract types, to differing degrees, involves the risk that we could underestimate our costs, and accordingly, a change in our contract mix could increase our risk of incurring losses.

We enter into three types of federal government contracts for our services: time-and-materials, fixed-price and cost-plus. For the year ended December 31, 2005, we derived 50%, 35% and 15% of our revenue from time-and-materials, fixed-price and cost-plus contracts, respectively. For 2004, these percentages of revenue were 53%, 30% and 17%, respectively. For 2003, these percentages were 50%, 35% and 15%, respectively.

Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on time-and-materials contracts, because we only assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price, which means we assume higher risk. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk, because we bear the impact of cost overruns and receive the benefit of cost savings. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Because we assume the most risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

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

Our quarterly revenue and operating results may fluctuate significantly in the future. A number of factors cause our revenue, cash flow and operating results to vary from quarter to quarter, including:

•	fluctuations in revenue earned on fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of spending activities by the federal government;

•	variable purchasing patterns under government GSA schedules, BPAs and IDIQ contracts;

•	changes in Presidential administrations, Congressional majorities and other senior federal government officials that affect the funding of programs;

•	changes in policy or budgetary measures that adversely affect government contracts in general;

•	the timing, nature and cost of hardware requirements for our lead system integrator (LSI) services, particularly in light of our expected expansion of these services under the FAST contract; and

•	scheduling of holidays and vacations, which reduce revenue without a significant reduction in costs.

Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

operations, because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Executive approval in a timely manner.

Our management team is important to our customer relationships.

We believe that our success depends partly on the continued contributions of our management team. We rely on our officers and managers to generate business and execute programs successfully. In addition, the relationships and reputations that members of our management team have established and continue to maintain with government and military personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of any member of our senior management team could impair our ability to identify and secure new contracts.

Failure to maintain strong relationships with other contractors or subcontractors could result in a decline in our revenue.

For the years ended December 31, 2005, 2004 and 2003, we derived approximately 25%, 23% and 17%, respectively, of our revenue from contracts in which we acted as a subcontractor to other contractors or from teaming activities in which we and other contractors bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts. Consolidation in the industry may result in increased cost and lack of availability of subcontractors, which could adversely affect our business, prospects, financial condition or operating results.

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

If we fail to manage our growth, including the expansion of our lead systems integrator activities under the FAST contract, our revenue and earnings could be adversely impacted.

Our business strategy is to continue to expand our operations, including the expansion of our LSI management activities under the FAST contract. This strategy may strain our management, operational and financial resources. If we make mistakes in deploying our financial or operational resources or fail to hire the additional qualified personnel necessary to support higher levels of business, our revenue and earnings could be adversely affected.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Covenants in our credit facility may restrict our financial and operating flexibility.

As of December 31, 2005, we had $57.0 million in outstanding borrowings under the term loan under our credit facility and no amounts outstanding under the revolving loan under our credit facility. This credit facility expires in March 2010. We are subject to certain covenants that limit or restrict our ability to:

•	borrow money outside of the amounts committed under our credit facility;

•	make acquisitions;

•	dispose of our assets outside the ordinary course of business;

•	use borrowings for particular purposes;

•	create or hold subsidiaries;

•	transfer equity interests in subsidiaries;

•	extend credit or become a guarantor;

•	encumber our property or assets;

•	invest more than a limited amount in fixed assets or improvements;

•	change our accounting policies or the nature of our business;

•	purchase real estate;

•	merge or consolidate; and

•	pay dividends.

The credit facility also requires us to maintain specified financial standards relating to our net worth, fixed charge coverage, interest coverage and the ratio of our funded indebtedness to our adjusted earnings. We are also subject to other financial covenants that are typical to a facility of this type. In addition, the ratio of our funded indebtedness to our adjusted earnings can affect the interest rates we pay, even if we satisfy the minimum required standard. Our ability to satisfy these standards can be affected by events beyond our control, and we cannot assure you that we will satisfy them. We have pledged substantially all our personal property to secure our repayment of any borrowings that we make under our credit facility. Any default by us under our credit facility could have a material adverse effect on our business if our creditors do not waive the default. In addition, any refusal by our lenders to consent to certain transactions could prohibit us from undertaking actions that are necessary to maintain or expand our business.

We may have difficulty identifying and completing acquisitions on favorable terms and, therefore may grow at slower than anticipated rates.

One of our key growth strategies is to selectively pursue acquisitions of companies that provide services to specific governmental agencies. Since our initial public offering, we have completed acquisitions of six complementary businesses. Through acquisitions, we hope to expand our base of federal government clients, increase the range of solutions that we offer our clients and deepen our penetration of our existing client base. We may encounter difficulty identifying suitable acquisition candidates at prices that we consider appropriate. Even if we identify an appropriate acquisition candidate, we may not be able to negotiate satisfactory terms for the acquisition or finance the acquisition. If we fail to complete acquisitions, we may not grow as rapidly as the market expects, which could adversely affect the market price of our common stock.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses that we may acquire. The integration of acquired business operations could disrupt our business by resulting in unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Further, our decision to acquire a company may not be driven by cost efficiencies, synergies or increasing revenue. For example, we may seek to acquire one or more of our subcontractors because we do not want to risk losing our relationship with the subcontractor if it is acquired by one of our competitors. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Any of these outcomes could adversely affect our results of operations.

RISKS RELATED TO GOVERNMENT CONTRACTING

Federal government spending priorities may change in a manner adverse to our business.

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. The overall U.S. defense budget declined from time to time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A significant decline in government expenditures or a shift of expenditures away from programs that we support could adversely affect our business, prospects, financial condition or operating results.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

•	the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data and performance of certain defense-related services to foreign persons.

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

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, our direct and indirect contract costs are audited and reviewed on a continual basis. Although audits have been completed on our incurred contract costs through 2003, audits for costs incurred or work performed after 2003 remain ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenue, because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenue we have already recognized may need to be refunded. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of claims and profits, suspension of payments, treble damages, statutory penalties, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our business, prospects, financial condition or operating results. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We derive significant revenue from federal government contracts that were awarded through a competitive bidding process. Most of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

•	need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

•	expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

In addition, pricing pressures may arise from increased competition and, therefore, reduce our operating margins.

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

The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenue that we will realize under that contract. For example, we derive some of our revenue from government contracts in which we are not the sole provider, meaning that the government could turn to other companies to fulfill the contract, and from IDIQ contracts, which specify a maximum but only a nominal minimum amount of goods or services that may be provided under the contract. In addition, Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially-funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As described above, most of our existing contracts are subject to modification and termination at the federal

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

government’s discretion. Moreover, we cannot assure you that any contract included in our estimated contract value that generates revenue will be profitable. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our backlog may not accurately estimate our revenue. Also, in recent years we have been deriving an increasing percentage of our revenue under GSA schedules. GSA schedules are procurement vehicles under which government agencies may, but are not required to, purchase professional services or products. We have developed a method of calculating GSA schedule value that we use to evaluate estimates for the revenue we may receive under our GSA schedules. We believe our method of determining GSA schedule value is based on reasonable estimates and assumptions. However, there can be no assurance that our methodology accurately estimates GSA schedule value. Estimates of future revenue included in backlog and GSA schedule value are not necessarily precise, and the receipt and timing of any of this revenue is subject to various contingencies, many of which are beyond our control. We may never realize the revenue on programs included in backlog and GSA schedule value.

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

International sales may pose greater risks than domestic business.

Although sales to foreign customers are not currently substantial for our company, we intend to seek additional business in several foreign countries. This international business may pose greater risks than our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. Additional financial and legal risks include foreign exchange rates, differing legal systems and contracting processes and United States arms export control regulations and policies governing our ability to supply foreign customers. Although these risks have not had any material impact on our financial results in the past, no assurance can be given that such risks will not materially affect our operating results in the future.

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

Sustained threats of terrorist attacks and global unrest contributed to an economic slowdown and to instability in the U.S. and other global financial equity markets. The armed hostilities that were initiated as a result of the September 11, 2001 attacks and future responses by the federal government may lead to further acts of terrorism in the United States or elsewhere, and such developments could cause instability in global financial markets. All of these factors may increase the volatility of, or decrease our stock price and could have a material adverse effect on your investment in our common stock. As a result, our common stock may trade at prices significantly below your acquisition price, and you could lose all or part of your investment in the event you choose to sell your shares.

Mr. Soin, who is our founder and Chairman of our board of directors, has a significant ownership interest in our company.

Mr. Soin owns or controls approximately 36% of the outstanding shares of our common stock. Accordingly, Mr. Soin has significant influence on all matters submitted to a vote of the holders of our common stock. Mr. Soin’s voting power may have the effect of discouraging transactions involving an actual or a potential change of control of our company, regardless of whether a premium is offered over then-current market prices.

We currently conduct, and in the past we have conducted, business with entities that are controlled by or otherwise related to Mr. Soin.

The interests of Mr. Soin may conflict with the interests of other holders of our common stock.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We have contracts with entities that are owned or controlled by, or otherwise affiliated with, Mr. Soin.

We currently lease one of our properties from B.C. Real Properties, LLC. which is controlled by Mr. Soin. From time to time, we enter into subcontracting relationships with other government contractors that are affiliated with Mr. Soin. While we believe that the terms and conditions of these agreements with entities owned or controlled by, or otherwise affiliated with, Mr. Soin reflect or will reflect prevailing market conditions, we cannot assure you that they are or will be as favorable to us as the terms and conditions that might be negotiated by independent parties on an arm’s-length basis.

A substantial number of shares of our common stock are eligible for sale by Mr. Soin, which could affect the market price of our common stock.

As of December 31, 2005, approximately 15,766,848 shares of our common stock were outstanding. Of these shares, Mr. Soin beneficially owned 5,656,228 shares, which includes outstanding options to purchase 19,000 shares, or approximately 36%, of our outstanding common stock, all of which are eligible for sale by Mr. Soin under Rule 144 of the Securities Act, subject to the volume restriction and manner of sale requirements imposed on affiliates.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We have maintained our corporate headquarters in Dayton, Ohio since 1984. We presently lease an approximately 60,000 square foot facility at 4032 Linden Avenue. The lease expires on November 16, 2018.

We lease a total of approximately 468,000 square feet in 50 locations throughout the United States. Our aggregate monthly lease payment is approximately $454,000.

We maintain a Sensitive Compartmented Information Facility (SCIF). This is a reinforced facility with multiple secure zones, protected electronically and restricted to special classified “need to know” program access. This facility is also cleared for Top-Secret Sensitive Compartmented Information (SCI) and Special Access data handling and storage. Both our Eatontown, New Jersey and Springfield, Virginia program offices have constructed facilities eligible for SCI certification. The Springfield SCIF is pending certification by the Defense Intelligence Agency. We are also in the process of constructing a SCIF in San Antonio, Texas. Twelve of our other locations in the United States are cleared for secret handling and storage.

Item 3.     Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005, through the solicitation of proxies or otherwise. We intend to present the following matters to a vote of security holders in connection with the Company’s 2006 Annual Meeting of Stockholders on April 19, 2006:

•	elect two directors;

•	ratify the selection of Ernst & Young LLP as independent accountants; and

•	transact any other business that may properly come before the Annual Meeting of Stockholders.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II.

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ National Market, and began trading under the symbol “MTCT” on June 28, 2002. As of February 28, 2006, there were 15,769,348 shares of common stock outstanding and fourteen stockholders of record. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

The following table lists the high and low per share sales prices for our common stock as quoted on the NASDAQ National Market, for the periods indicated.

	Sales Price
	High	Low
Year Ended December 31, 2004
First quarter	$31.97	$21.50
Second quarter	27.40	22.96
Third quarter	27.79	23.08
Fourth quarter	35.64	25.92

Year Ended December 31, 2005
First quarter	$35.48	$29.64
Second quarter	38.04	28.79
Third quarter	38.55	29.08
Fourth quarter	33.59	26.47

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

Unregistered Sales of Securities

In April 2005, we issued an aggregate of 79,880 shares of our common stock, with a value of approximately $2.5 million, to the former shareholders of ICI as the result of the achievement of certain performance goals under the 2004 earn-out and contingency provisions contained in the purchase contract. Shares of our capital stock issued in connection with the earn-out and contingency provisions were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 6.     Selected Financial Data

The tables shown below set forth selected consolidated financial data for the years ended December 31, 2001 through December 31, 2005. There were no cash dividends declared or paid in any of the periods presented. Prior to June 28, 2002, we were an S corporation for income tax purposes, and as a consequence, we paid no federal income tax and paid only certain state income taxes.

This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this document.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Income statement data:
Revenue	$373,284	$273,027	$188,707	$118,540	$92,590
Cost of revenue	312,698	229,622	158,058	96,356	75,248

Gross profit	60,586	43,405	30,649	22,184	17,342
General and administrative expenses excluding management fees to related party and stock compensation expense	17,466	12,098	9,525	7,792	5,074
Management fees to related party(1)	—	—	—	556	2,395
Stock compensation expense(2)	—	—	—	5,215	—

Total general and administrative expenses.	17,466	12,098	9,525	13,563	7,469
Intangible asset amortization(3)	5,140	2,508	742	119	1,086

Operating income	37,980	28,799	20,382	8,502	8,787
Net interest expense (income)	2,589	(547)	(288)	160	570

Income from continuing operations before income tax expense	35,391	29,346	20,670	8,342	8,217
Income tax expense	14,069	11,685	8,181	656	—

Income from continuing operations	21,322	17,661	12,489	7,686	8,217
Loss from discontinued operations(4)	—	—	—	—	(453)

Net income	$21,322	$17,661	$12,489	$7,686	$7,764

Basic and diluted earnings per common share from continuing operations	$1.35	$1.15	$0.95	$0.67	$0.83
Weighted average basic shares outstanding	15,745,365	15,300,608	13,083,578	11,405,351	9,887,482
Weighted average diluted shares outstanding	15,803,821	15,347,548	13,185,424	11,538,802	9,887,482
Balance sheet data (as of period end):
Working capital	$53,850	$70,968	$32,539	$36,895	$10,115
Total assets	285,626	193,811	102,267	71,488	25,734
Long-term obligations	51,169	—	—	—	13,075
Stockholders’ equity (deficiency in net assets)	171,643	147,161	65,235	49,778	(121)

(1)

The management fees to a related party were paid to a wholly owned affiliate of our then sole stockholder. The nature of the services received from the affiliate included our then sole stockholder’s services as our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

(2)	Non-cash stock compensation expense of $5.2 million was recognized in March 2002, in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock pursuant to Rule 701 under the Securities Act. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note L to our consolidated financial statements.

(3)	We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and discontinued the amortization of goodwill as of that date. In addition, we achieved full amortization of the purchase price allocated to the contracts of RJO Enterprises, Inc. in September 2001. The intangible asset amortization recognized in 2002 through 2005 relates to the purchase price allocated to the acquisitions that were made beginning in October 2002.

(4)	In anticipation of our initial public offering, we disposed of or discontinued substantially all of our operations that were not related to our core business.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of our FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions, including the acquisitions of MTI and OBSI; changes in general economic and business conditions; and other factors set forth in this Annual Report under “Item 1A. Risk Factors”.

Overview

We provide sophisticated systems engineering, information technology, intelligence and other technical and professional services primarily to U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2005, 2004 and 2003, about 96%, 96% and 95%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army, Defense Intelligence Agency and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it conducts the war on global terrorism and modernizes its defense capabilities.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, a significant amount of our revenue has in recent years been earned under two contracts, the ASC/BPA and the FAST contract. Revenue under the ASC/BPA was approximately 7%, 9% and 13%, of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The largest task order under the ASC/BPA amounted to approximately 1%, 1% and 2%, of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The ASC/BPA, which was awarded as a small business set-aside contract, was to expire on September 30, 2005, but has now been extended to August 7, 2006. The replacement contract will also be a small business set-aside contract for which we will not qualify to bid as a prime contractor. While we believe we have a viable strategy to retain the bulk of our work and profitability on the replacement contract by becoming a subcontractor for a number of small businesses bidding on the re-compete, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles over the last twelve months.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Revenue under the FAST contract was approximately 24%, 26% and 33% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. FAST contract revenue for the year ended December 31, 2005 was comprised of over 76 separate task orders, the largest of which amounted to approximately 5% of total revenue for that period. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for the year ended December 31, 2005.

Under the FAST contract, we have the potential to compete for millions of dollars in task orders over its approximately two and a half year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of December 31, 2005, we have been awarded over 95 individual task orders under the FAST contract with a remaining potential award value of approximately $933.0 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities, because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts, which comprised over 96% of our revenue in 2005, are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2003 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the years ended December 31, 2005, 2004 and 2003, approximately 75%, 77% and 83%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 74%, 74% and 64% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

Contract Types

When contracting with our government customers, we enter into one of three basic types of contracts: time-and-materials, fixed-price and cost-plus.

•	Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contract, we can either make more money than we originally anticipated or lose money on the contract.

•	Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm, fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A significant portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally do not undertake high-risk work, such as software development, under fixed-price contracts.

•	Cost-plus contracts. Under cost-plus contracts, we are reimbursed for allowable costs and receive a supplemental fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of anticipated costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Years ended December 31,
	2005	2004	2003
Time-and-materials	50%	53%	50%
Fixed-price	35%	30%	35%
Cost-plus	15%	17%	15%

Total	100%	100%	100%

Critical Accounting Policies

Revenue Recognition.    Our critical accounting policies primarily concern revenue recognition and related cost estimation. We recognize revenue under our government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed-price contracts within the scope of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

upon delivery of specific products or services, as appropriate. For fixed-price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We will provide our customer with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and our compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned.

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

Our work-in-process inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

Goodwill and Intangible Assets.    Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. We determined that no impairment charges were required in 2005, 2004 and 2003.

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

Results of Operations

Our results of operations may not be directly comparable on a year-to-year basis due to acquisitions we made throughout the three years ended December 31, 2005. We acquired OBSI in January 2005, MTI in February 2005, CTI in July 2004, and Vitronics and ICI in October 2003. As part of our overall strategy to expand our customer reach and technical capabilities, we expect to continue to strategically acquire complementary businesses in the future.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Years ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	83.8	84.1	83.8

Gross profit	16.2	15.9	16.2
General and administrative expenses	4.7	4.4	5.0
Intangible asset amortization	1.3	0.9	0.4

Operating income	10.2	10.6	10.8
Net interest income (expense)	(0.7)	0.2	0.2

Income before income tax expense	9.5	10.8	11.0
Income tax expense	3.8	4.3	4.4

Net income	5.7%	6.5%	6.6%

Comparison of Year Ended December 31, 2005 and Year Ended December 31, 2004

Revenue.    Revenue for the year ended December 31, 2005 increased 36.7%, or $100.3 million, to $373.3 million as compared to $273.0 million for 2004. Organic growth of approximately 15% amounted to $41.8 million of the $100.3 million increase in revenue, and the remaining $58.5 million of revenue growth, or approximately 21%, came from acquisitions. Our organic growth of $41.8 million was the result of an increase in work on new or existing contracts and task orders, primarily from growth in FAST, Defense Information Systems Network, PM Soldier Systems, LOGJAMMS, LOGWORLD and U.S. Army Germany Vehicle Reconstitution task orders.

Gross profit.    Gross profit for the year ended December 31, 2005 increased 39.6%, or $17.2 million, to $60.6 million as compared to $43.4 million for 2004. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2005 was 16.2% as compared to 15.9% for 2004. This increase in gross margin as a percentage was primarily due to variations in our business mix due in part to acquisitions made in 2005.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2005 increased 44.4%, or approximately $5.4 million, to $17.5 million as compared to $12.1 million for the year ended December 31, 2004. This increase was primarily the result of increased salary, benefit and recruiting expenses resulting from the addition of personnel to support our growth as well as an increase in bid and proposal expenses. General and administrative expenses as a percentage of revenue increased from approximately 4.4% of revenue in 2004 to approximately 4.7% of revenue in 2005.

Intangible asset amortization.    Intangible asset amortization for the year ended December 31, 2005 increased approximately $2.6 million to $5.1 million as compared to $2.5 million for the year ended December 31, 2004. This increase is a result of a full year of amortization of the purchase price allocated to the intangible assets of CTI and the intangible asset amortization recorded in 2005 relating to the acquisitions of OBSI and MTI.

Operating income.    Operating income for the year ended December 31, 2005 increased 31.9%, or $9.2 million, to $38.0 million as compared to $28.8 million for the year ended December 31, 2004, primarily resulting from the increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue was approximately 10.2% in 2005 compared to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

approximately 10.6% in 2004. Operating income as a percentage of revenue decreased because of the increase in intangible amortization expense, which increased as a percentage of revenue from approximately 0.9% in 2004 to approximately 1.4% in 2005.

Net interest (expense) income.    Net interest expense for the year ended December 31, 2005 of $2.6 million increased by $3.1 million as compared to net interest income of $0.5 million for the year ended December 31, 2004. The net interest expense related to the borrowings made under our credit facility in 2005. These borrowings were used primarily to fund the acquisitions made in the first quarter of 2005. We did not have any borrowings outstanding under our then-effective credit facility in 2004.

Income tax expense.    For the years ended December 31, 2005 and 2004, our effective income tax rate was 39.8%.

Net income.    Net income increased 21.0%, or approximately $3.7 million, to $21.4 million for the year ended December 31, 2005, compared to $17.7 million for the year ended December 31, 2004. This increase in net income was primarily the result of increased operating income, which was partially offset by the increased net interest and income tax expense.

Comparison of Year Ended December 31, 2004 and Year Ended December 31, 2003.

Revenue.    Revenue for the year ended December 31, 2004 increased 44.7%, or $84.3 million, to $273.0 million as compared to $188.7 million for 2003. Organic growth of approximately 17% amounted to $31.9 million of the $84.3 million increase in revenue, and the remaining $52.5 million of revenue growth, or approximately 28%, came from acquisitions. Our organic growth of $31.9 million was the result of an increase in work on new or existing contracts and task orders, primarily from growth in FAST, Defense Information Systems Network, PM Soldier Systems and C4ISR task orders.

Gross profit.    Gross profit for the year ended December 31, 2004 increased 41.6%, or $12.8 million, to $43.4 million as compared to $30.6 million for 2003. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2004 was 15.9% as compared to 16.2% for 2003. This decrease in gross margin as a percentage was primarily due to the increase in cost-plus contracts for 2004 as compared to 2003.

General and administrative expenses.    Total general and administrative expenses for the year ended December 31, 2004 increased 27.0%, or approximately $2.6 million, to $12.1 million as compared to $9.5 million for the year ended December 31, 2003. This increase was primarily the result of increased salary and benefit expenses resulting from the addition of personnel to support our growth as well as an increase in professional fees associated with establishing our office in Germany and for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. However, general and administrative expenses declined from approximately 5.0% of revenue in 2003 to approximately 4.4% of revenue in 2004 as a result of operating efficiencies.

Intangible asset amortization.    Intangible asset amortization for the year ended December 31, 2004 increased approximately $1.8 million to $2.5 million as compared to $0.7 million for the year ended December 31, 2003. This increase is a result of a full year of amortization of the purchase price allocated to the intangible assets of ICI and Vitronics of $1.2 million as well as the $0.8 million of intangible asset amortization recorded in the third and fourth quarters of 2004 relating to the acquisition of CTI.

Operating income.    Operating income for the year ended December 31, 2004 increased 41.3%, or $8.4 million, to $28.8 million as compared to $20.4 million for the year ended December 31, 2003, primarily resulting from the increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. It should be noted that operating income as a percentage of revenue was approximately 10.6%

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

in 2004 compared to approximately 10.8% in 2003. Operating income as a percentage of revenue decreased because of the increase in intangible amortization expense, which increased as a percentage of revenue from approximately 0.4% in 2003 to approximately 0.9% in 2004. The decline in operating income as a percentage caused by increased intangible amortization expense was partially offset by an improvement in the operating leverage of cash expenses.

Net interest income.    Net interest income for the year ended December 31, 2004, increased by $259,000 to $547,000 as compared to net interest income of $288,000 for the year ended December 31, 2003. Interest income increased as a result of the investment of the proceeds received in February 2004 from a public offering of our common stock.

Income tax expense.    For the year ended December 31, 2004, our effective income tax rate was 39.8% compared with an effective tax rate of 39.6% for the year ended December 31, 2003.

Net income.    Net income increased 41.4%, or approximately $5.2 million, to $17.7 million for the year ended December 31, 2004, compared to $12.5 million for the year ended December 31, 2003. This increase in net income was primarily the result of increased operating income, which was partially offset by the increased income tax expense.

Liquidity and Capital Resources.

Historically, our positive cash flow from operations, our proceeds from stock offerings and our credit facilities have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our cash and cash equivalents balance was $13.8 million and $31.0 million on December 31, 2005 and 2004, respectively. Our working capital was $53.9 million and $71.0 million at December 31, 2005 and 2004, respectively. Our working capital decreased $17.1 million in 2005 primarily as a result of the following fluctuations:

•	a $17.3 million decrease in cash and cash equivalents;

•	a $12.4 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed resulting from the significant increase in revenue in 2005 as well as the acquisitions of OBSI and MTI in the first quarter of 2005;

•	a $3.8 million increase in inventory; and

•	a $14.9 million increase in current liabilities primarily resulting from a $9.7 million increase in accounts payable from non-labor costs, such as subcontract costs and direct materials, resulting from the increased revenue in 2005 and $6.0 million in current maturities of long-term debt.

Our operating activities provided cash of $37.4 million for the year ended December 31, 2005. The cash provided by operating activities was primarily composed of net income of $21.3 million adjusted for $9.0 million of depreciation and amortization expense and deferred taxes and $6.9 million cash generated from working capital purposes as discussed above.

Our operating activities provided cash of $5.2 million for the year ended December 31, 2004. The cash provided by operating activities was primarily composed of net income adjusted for $3.2 million of depreciation and amortization expense and $16.2 million of cash used for working capital purposes as discussed above.

Our investing activities used cash of $112.3 million for the year ended December 31, 2005, as a result of $108.3 million in payments made in connection with acquisitions. The $108.3 million includes the additional

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

consideration of $1.1 million paid to the former shareholders of AMCOMP in 2005, $0.5 million in cash earn-out and contingency payments made to former shareholders of ICI in 2005, the additional consideration of $0.8 million paid to the former shareholders of Vitronics in 2005 retention payments of $1.2 million made to the former shareholders of CTI and the purchase price and acquisition related payments totaling $33.9 million and $70.4 million paid in 2005 for the acquisitions of OBSI and MTI, respectively. Purchase of property and equipment totaled $4.1 million in 2005. We currently anticipate that capital expenditures for 2006 will range between $6 million and $7 million and will be primarily for additional facilities, software tools and computer equipment to support our growth.

Our investing activities used cash of $49.0 million for the year ended December 31, 2004, as a result of $47.2 million in payments made in connection with acquisitions. The $47.2 million includes the additional consideration of $1.1 million paid to the former shareholders of AMCOMP in April 2004, $1.2 million in earn-out and contingency payments made to former shareholders of ICI in 2004, and the purchase price and acquisition related payments totaling $44.8 million paid in the third quarter of 2004 for the acquisition of CTI.

Our financing activities provided net cash of approximately $57.7 million for the year ended December 31, 2005, which consisted of net borrowings under the term loan portion of our credit facility of $57.0 million and $0.7 million from common stock issuances related to the exercise of stock options.

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

In January 2005, we purchased all of the outstanding capital stock of OBSI from its sole shareholder. The initial purchase price was $34.1 million paid from cash on hand at closing. In addition, OBSI’s shareholder may receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that we will realize income tax benefits with a net present value of approximately $7 million in future periods as the results of the OBSI shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

In February 2005, we purchased all of the outstanding capital stock of MTI. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and $68.0 million of which was borrowed under our revolving credit facility. It is also anticipated that we will realize income tax benefits with a net present value of approximately $12 million in future periods as the result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

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

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the “Credit Agreement”), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank and PNC Bank, N.A. The Credit

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation and amortization (EBITDA).

The borrowing availability at December 31, 2005 under the revolving loan portion of the Credit Agreement was $85.0 million. As of December 31, 2005, we had $57.0 million outstanding under the term loan portion of the facility of the Credit Agreement. We had no debt outstanding in 2004.

Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of December 31, 2005, we were in compliance with these covenants.

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 150 basis points.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand, borrowings under credit facilities and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our Credit Agreement or a combination of the foregoing.

Management believes that the cash generated by operations and amounts available under our Credit Agreement will be sufficient to fund our working capital requirements, debt service obligations, purchase price commitments for completed acquisitions and capital expenditures for the next twelve months and through March 2010, when our Credit Agreement matures.

Off-Balance Sheet Arrangements.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (SPEs) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2005, we were not involved in any unconsolidated SPEs or VIEs.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Contractual Obligations.

Following is information regarding our long-term contractual obligations outstanding at December 31, 2005:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$57,000	$6,000	$19,500	$31,500	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	21,514	4,795	8,630	5,480	2,609
Purchase Obligations	—	—	—	—	—

Total	$78,514	$10,795	$28,130	$36,980	$2,609

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards which will approximate the value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We adopted this standard as of January 1, 2006 using the modified prospective method as defined in SFAS No. 123(R). We believe that the adoption of this standard will result in a reduction of net earnings of $0.3 million, or $0.02 per share for the year ended December 31, 2006. This estimate is based on many assumptions including the level of stock option grants expected in 2006, our stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.

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

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year, and possibly ensuing quarters of the following year. In addition, a change in Presidential administration, Congressional majority or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. During 2004, we did not have any outstanding borrowings under our then-existing credit facility. As discussed above under “Management’s Discussion and Analysis Regarding Financial Condition and Results of Operations—Liquidity and Capital Resources”, we entered into the Credit Agreement on April 21, 2005 and had $57 million outstanding under such agreement as of December 31, 2005.

We have offset a portion of our interest rate risk by entering into an interest rate swap agreement with National City Bank in October 2005, under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially of $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 150 basis points.

A hypothetical 100 basis point increase in interest rates during 2005 would have resulted in an increase in interest expense of approximately $289,000 for the year ended December 31, 2005.

Item 8.     Financial Statements and Supplementary Data

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MTC Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MTC Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTC Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MTC Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dayton, Ohio

February 28, 2006

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(dollar amounts in thousands, except share and per share amounts)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents (Note A)	$13,755	$31,015
Restricted cash (Note A)	—	871
Accounts receivable—net (Notes A and B)	81,683	72,541
Cost and estimated earnings in excess of billings on uncompleted contracts (Note B)	6,253	3,013
Work-in-process inventories (Note A)	8,184	4,344
Prepaid expenses and other current assets	2,616	2,913

Total current assets	112,491	114,697
PROPERTY AND EQUIPMENT—Net (Notes A and C)	9,320	3,696
GOODWILL (Notes A, J and K)	135,703	57,510
INTANGIBLE ASSETS, NET (Notes A, I, and K)	27,898	17,657
OTHER ASSETS (Note A)	214	251

TOTAL ASSETS	$285,626	$193,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,000	$—
Accounts payable	31,131	21,430
Restricted funds payable to the government (Note A)	—	871
Compensation and related items	16,542	14,097
Amount due under earn-out agreement (Note I)	—	4,858
Billings in excess of costs and estimated earnings on uncompleted contracts (Note B)	2,677	460
Other current liabilities	2,291	2,013

Total current liabilities	58,641	43,729
LONG-TERM DEBT (Note D)	51,000	—
DEFERRED INCOME TAX LIABILITIES (Notes A and M)	4,173	2,371
OTHER LONG-TERM LIABILITIES	169	550
COMMITMENTS AND CONTINGENT LIABILITIES (Notes D, E, I, and N)	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,766,848 and 15,656,383 shares issued and outstanding at December 31, 2005, and 2004, respectively	16	16
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none of which are outstanding	—	—
Paid-in capital	121,227	118,013
Retained earnings	51,815	30,493
Other comprehensive income (loss)	(54)	—
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	171,643	147,161

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$285,626	$193,811

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2005	2004	2003
	(dollar amounts in thousands, except share and per share amounts)
Revenue (Notes A and H )	$373,284	$273,027	$188,707
Cost of revenue (Notes A and H)	312,698	229,622	158,058

Gross profit	60,586	43,405	30,649
General and administrative expenses	17,466	12,098	9,525
Intangible asset amortization (Note J)	5,140	2,508	742

Operating income	37,980	28,799	20,382
Interest (expense) income:
Interest income	309	547	288
Interest expense	(2,898)	—	—

Net interest (expense) income	(2,589)	547	288

Income before income taxes	35,391	29,346	20,670
Income tax expense (Note M)	14,069	11,685	8,181

Net income	$21,322	$17,661	$12,489

Basic and Diluted Earnings per Common Share	$1.35	$1.15	$0.95

Weighted average common shares outstanding:
Basic	15,745,365	15,300,608	13,083,578
Diluted	15,803,821	15,347,548	13,185,424

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(dollar amounts in thousands)
BALANCE—December 31, 2002	12,890,237	$13	$49,834	$343	$—	$(412)	$49,778
Net income				12,489			12,489
Common stock issued in connection with acquisition activities	98,079		2,400				2,400
Exercise of stock options	275,740		1,517				1,517
Surrender of common stock from stock option transactions	(53,110)					(949)	(949)

BALANCE—December 31, 2003	13,210,946	13	53,751	12,832	—	(1,361)	65,235
Net income				17,661			17,661
Common stock issued in connection with acquisition activities	166,842	1	4,424				4,425
Exercise of stock options	28,595		542				542
Net proceeds from public offering	2,250,000	2	59,296				59,298

BALANCE—December 31, 2004	15,656,383	16	118,013	30,493	—	(1,361)	147,161
Net income				21,322			21,322
Change in fair value of interest rate swap, net of tax benefit of $35					(54)		(54)

Comprehensive income							21,268
Common stock issued in connection with acquisition activities	79,880		2,473				2,473
Exercise of stock options (including income tax benefit of $90)	30,585		741				741

BALANCE—December 31, 2005	15,766,848	$16	$121,227	$51,815	$(54)	$(1,361)	$171,643

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,322	$17,661	$12,489
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	152	69	—
Deferred income tax benefit (liability)	2,182	228	1,344
Depreciation and amortization	6,822	3,239	1,172
Loss on sale of fixed assets	(25)	182	—
Other	36	—	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(900)	(18,063)	(7,259)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,258	(764)	(79)
Work in process inventories	(3,504)	(1,856)	(2,488)
Prepaid expenses and other assets	125	(138)	(54)
Accounts payable	6,740	2,702	4,359
Compensation and related items	2,348	1,894	1,480
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,827)	(21)	220
Other current liabilities	(330)	34	208

Net cash provided by operating activities	37,399	5,167	11,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquired businesses, net of cash acquired	(108,313)	(47,192)	(17,997)
Purchase of property and equipment	(4,149)	(2,051)	(863)
Proceeds from sale of property and equipment	153	224	—

Net cash used in investing activities	(112,309)	(49,019)	(18,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	650	59,817	1,517
Gross borrowings on the revolving credit agreement	137,100	—	—
Gross repayments on the revolving credit agreement	(137,100)	—	—
Payments on long-term borrowing	(3,000)	—	—
Proceeds from long term borrowing	60,000	—	—
Repurchase of common stock	—	—	(949)

Net cash provided by financing activities	57,650	59,817	568

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,260)	15,965	(6,900)
CASH AND CASH EQUIVALENTS:
Beginning of period	31,015	15,050	21,950

End of period	$13,755	$31,015	$15,050

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Operations—We provide sophisticated systems engineering, information technology, intelligence and other technical and professional services, primarily to U.S. defense, intelligence and civilian federal government agencies.

Sales to the federal government represent substantially all of our revenue. Consequently, accounts receivable balances consist primarily of amounts due from the federal government. In 2005, there were two contract vehicles containing approximately 200 task orders, which accounted for approximately 31% of our total revenue. In 2004 and 2003, these contracts accounted for approximately 35% and 46% of our total revenue, respectively. While the contract vehicles represent a significant portion of our total revenues, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are Systems Engineering and Technical Services, Information Technology, Intelligence and Other Technical and Professional Services. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. For the year ended December 31, 2005 we had approximately $2.8 million in sales to foreign customers. For each of the years ended December 31, 2004 and 2003, there were no sales to any foreign customers.

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

Cash and Cash Equivalents—We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For these assets, the carrying amount is a reasonable estimate of fair value.

Restricted Cash and Restricted Funds Payable to the Government—Restricted cash and restricted funds payable to the government of $871,000 at December 31, 2004, included proceeds from sales of government property that we conducted on behalf of a government customer. We collected the funds from these sales and periodically paid them to the government over the course of the contract.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed price contracts within the scope of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We will provide our customer with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned.

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

Our federal government contracts are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through 2003. Our management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Property and Equipment—We record our property and equipment at cost. Depreciation and amortization of property and equipment are provided using straight-line and accelerated methods over estimated useful lives. We use estimated useful lives of three to seven years for equipment, five years for vehicles, five to seven years for furniture and fixtures and five to fifteen years for leasehold improvements.

Work-in-process Inventory—This inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. See Note J.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived Assets—Long-lived assets and certain intangibles are reviewed for impairment, based upon the undiscounted expected future cash flows, whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

Fair Value of Financial Instruments—The carrying amount of our accounts receivable, accounts payable and accrued expenses approximate their fair value. As of December 31, 2005, we had $57.0 million of bank debt outstanding. Our credit facility has a floating interest rate that varies with current indices and, as such, the recorded value would approximate fair value.

Income Taxes—We calculate our income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date. We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.

Earnings Per Common Share—Basic earnings per common share have been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average shares for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years ended December 31,
	2005	2004	2003
Basic weighted average common shares outstanding	15,745,365	15,300,608	13,083,578
Effect of potential exercise of stock options	58,456	43,980	84,070
Effect of contingently issued shares	—	2,960	17,776

Diluted weighted average common shares outstanding	15,803,821	15,347,548	13,185,424

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation—As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for stock-based awards using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation expense for stock options granted to employees under the 2002 Equity and Performance Incentive Plan is recognized based on the difference, if any, between the fair value of our stock and the exercise price of the option at the date of grant. Had compensation costs been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. Because future stock option awards may be granted and because it is unlikely that actual events will ever exactly match the assumptions used in making these calculations, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

	Years ended December 31,
	2005	2004	2003
	(in thousands, except for per share data)
Net income
As reported	$21,322	$17,661	$12,489
Pro forma	$20,566	$17,149	$12,083
Diluted earnings per common share
As reported	$1.35	$1.15	$0.95
Pro forma	$1.30	$1.12	$0.92

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life of options	5 years	5 years	5 years
Risk-free interest rate	3.5%	3.5%	3.5%
Expected volatility of stock	51.0%	48.9%	44.4%
Expected dividend yield	0.0%	0.0%	0.0%

The fair value of options outstanding at December 31, 2005 was $3.0 million. For purposes of determining the pro forma amounts presented above the weighted-average per-share fair value of stock options granted during 2005, 2004 and 2003 was $18.62, $12.84 and $9.27, respectively.

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards which will approximate the value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We adopted this standard as of January 1, 2006 using the modified prospective method as defined in SFAS No. 123(R). We believe that the adoption of this standard will result in a reduction of net earnings of $0.3 million, or $0.02 per share for the year ended December 31, 2006. This estimate is based on many assumptions including the level of stock option grants expected in 2006, our stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.    ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Unbilled recoverable costs and accrued profit represents costs incurred and estimated fees earned on cost-plus fixed fee and time-and-materials service contracts for which billings have not been presented to customers. Unbilled amounts of approximately $0.7 million and $0.6 million at December 31, 2005 and 2004, respectively, represent retainers on government contracts that are expected to be collected during the next fiscal year.

	December 31,
	2005	2004
	(All amounts in thousands)
Amounts billed:
Federal government contracts	$40,815	$41,217
Commercial contracts	4,353	1,029
Related parties	5	—
Other	1,332	186

	46,505	42,432
Unbilled recoverable costs and accrued profit:
Federal government contracts	33,649	29,814
Commercial contracts	2,013	633
Related parties	—	12

	82,167	72,891
Less allowance for doubtful accounts	(484)	(350)

Total accounts receivable	$81,683	$72,541

The following relates to fixed-price contracts:

	Costs and Estimated Earnings in Excess of Billings	Billings in Excess of Costs and Estimated Earnings
December 31, 2005 (in thousands):
Costs and estimated earnings	$16,288	$8,791
Billings	(10,035)	(11,468)

	$6,253	$(2,677)

December 31, 2004 (in thousands):
Costs and estimated earnings	$7,095	$1,496
Billings	(4,082)	(1,956)

	$3,013	$(460)

Allowance for doubtful accounts (in thousands):

Year ended December 31,	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Write offs	Balance at End of Period
2005	$575	$279	$—	$370	$484

2004	$321	$66	$—	$37	$350

2003	$126	$63	$—	$22	$167

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2004 “Balance at Beginning of Period” includes the balance at the date of acquisition for Command Technologies, Inc. (CTI). The 2005 “Balance at Beginning of Period” includes the balance at the date of acquisition for Manufacturing Technologies, Inc. (MTI).

C.    PROPERTY AND EQUIPMENT

	December 31,
	2005	2004
	(in thousands)
Equipment	$8,515	$5,545
Furniture and fixtures	2,444	1,277
Leasehold improvements	2,934	488
Vehicles	1,078	1,122
Assets in process	368	—

	15,339	8,432
Accumulated depreciation and amortization	(6,019)	(4,736)

Property and equipment, net	$9,320	$3,696

Depreciation expense was $1.6 million, $731,000 and $430,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

D.    LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the “Credit Agreement”), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation and amortization (EBITDA).

The borrowing availability at December 31, 2005 under the revolving loan portion of our Credit Agreement was $85.0 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of December 31, 2005, we were in compliance with these covenants. As of December 31, 2004, we did not have any amounts outstanding under our then-existing credit facility.

December 31, 2005
Credit Agreement (in thousands):
Term Loan	$57,000
Revolving Loan	—

Total debt	57,000
Less—current maturities	(6,000)

$51,000

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 150 basis points. At December 31, 2005, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 4.56% plus our spread of 150 basis points, or 6.06%.

We account for our interest rate swap agreement under the provisions of SFAS No. 133, and have determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the swap agreement, net of income tax benefits, is recorded in other long-term liabilities on our balance sheet, and the change in fair value, net of income tax benefit, is reported in other comprehensive income or loss on the consolidated balance sheet.

E.    OPERATING LEASES

We lease certain administrative facilities from related parties and others (See Note H). Operating leases require monthly payments and expire at various dates through 2018. Additionally, renewal options for additional terms of one to five years are included in most agreements. Total operating lease expense totaled approximately $5.3 million, $2.5 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum annual rental payments under operating leases are as follows (in thousands):

Year Ending December 31,
2006	$4,795
2007	4,430
2008	4,200
2009	3,806
2010	1,674
Thereafter	2,609

$21,514

F.    SUPPLEMENTAL CASH FLOW INFORMATION

Other cash flow information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	December 31,
	2005	2004	2003
Interest paid	$2,879	$—	$—
Federal, state and local income taxes paid	$12,900	$11,409	$6,250
Amounts payable under earn-out agreements	$—	$4,858	$5,668
Acquisition price paid in shares of common stock	$2,473	$4,424	$2,400

G.    PROFIT SHARING PLAN

We sponsor a defined contribution 401(k) profit sharing plan that covers all eligible full-time and part-time employees. An eligible employee may make pre-tax contributions to the plan of up to 25% of his or her

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation. We provide up to 50% matching funds for eligible participating employees, limited to the employee’s participation of up to a maximum of 10% of earnings. Our contributions to the plan totaled approximately $3.7 million, $2.4 million and $1.9 million for the years December 31, 2005, 2004 and 2003, respectively.

H.    RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (in thousands):

	Years ended December 31,
	2005	2004	2003
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International	$32	$185	$61
Rent paid to related parties	16	46	449

	$48	$231	$510

Other rent paid to related parties	$49	$53	$132

Sub-contracting services paid to related parties:
Corbus LLC	$412	$430	$492

International Consultants, Inc. (ICI)(1)	$—	$—	$24

Revenues from related parties:
Aerospace Integration Corporation (AIC)	$10	$—	$ —

Corbus LLC	$524	$—	$ —

Integrated Information Technology Company (IITC)(2)	$—	$506	$1,463

ICI(1)	$—	$—	$177

(1)	Amounts for subcontract services provided to ICI in 2003 were prior to our acquisition of ICI as discussed below in Note I.

(2)	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above.

In 2003 and 2004, we had the following transactions with a related party regarding aircraft:

•	In March 2003, we purchased, at fair value of approximately $42,000, a 10% ownership interest in an airplane owned by Soin Aviation LLC;

•	During the second quarter of 2004 we purchased, at fair value of approximately $150,000, a 10% ownership interest in an airplane owned by Soin Aviation LLC. We also sold our 10% interest in one aircraft and our 90% interest in a second aircraft, which we jointly owned with Soin Aviation LLC, to an unrelated party and recognized a net loss of approximately $182,000. We then sold to Soin Aviation LLC a 10% interest in an aircraft we purchased from an unrelated party. The exchange of the aircraft was made in order to increase operating efficiency and to enhance the availability of the aircraft.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We previously entered into a sharing arrangement with Soin Aviation LLC under which we are responsible for a pro-rata share of the fixed and marginal costs associated with aircraft owned by us and Soin Aviation LLC. This arrangement ended on December 31, 2005.

We believe that our subcontracting, lease and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At December 31, 2005 and 2004, amounts due from related parties were approximately $5,000 and $0, respectively. At December 31, 2005 and 2004, there were amounts payable to related parties of approximately $859,000 and $101,000, respectively.

I.    ACQUISITIONS

Year Ended December 31, 2005

OnBoard Software, Inc.

In January 2005, we purchased all of the outstanding capital stock of OnBoard Software, Inc. (OBSI) from its sole shareholder. OBSI’s customer base consists primarily of the U.S. Air Force and large prime contractors for the Department of Defense, and OBSI supports programs with technical development for a wide range of innovative and cost-effective hardware/software systems. The acquisition of OBSI represents another step in MTC’s strategy to become a major provider to the growing market for modernization and sustainment of Department of Defense systems and provides increased technical depth and leverage for all of MTC’s operational groups.

The initial purchase price was $34.1 million paid from cash on hand at closing. Additionally, acquisition related closing expenses of approximately $0.1 million were incurred. The purchase price was reduced by $0.4 million in June 2005 as a result of adjustments to the tangible net worth as of the closing. OBSI’s shareholder may also receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that we will realize certain income tax benefits in future periods as a result of the OBSI shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

The initial purchase price for the OBSI acquisition was allocated as follows (in thousands):

Cash and equivalents	$1,943
Accounts receivable, net	1,972
Prepaids and other current assets	152
Property and equipment	839
Intangible assets—purchase price allocated to contracts	2,800
Goodwill	29,565
Current liabilities	(3,281)
Long term liabilities	(184)

Net assets acquired	$33,806

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over four years, which is the estimated remaining life of the contracts including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The revenue of OBSI reflected in our consolidated statement of income for the year ended December 31, 2005, after intercompany eliminations, was $1.8 million.

Manufacturing Technology, Inc.

In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI). MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy and large prime contractors for the Department of Defense. MTI supports sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The acquisition of MTI significantly enhances MTC’s ability to provide obsolescence management services to Air Force Materiel Command and other Department of Defense programs.

The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and approximately $68.0 million of which was borrowed under our then-effective revolving credit facility. Additionally, acquisition related closing expenses of approximately $0.4 million were incurred. The purchase price was reduced by $0.8 million in December 2005 as a result of adjustments to the tangible net worth requirements as of the closing. It is anticipated that we will realize certain income tax benefits in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

The initial purchase price for the MTI acquisition was allocated as follows (in thousands):

Cash and equivalents	$301
Accounts receivable, net	5,482
Costs and estimated earnings in excess of billings	9,497
Inventory	336
Prepaids and other current assets	148
Intangible assets—purchase price allocated to contracts	11,500
Capitalized software	596
Property and equipment	2,372
Goodwill	48,583
Current liabilities	(9,231)

Net assets acquired	$69,584

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over 10.5 years, which is the estimated remaining life of the contacts including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

The revenue of MTI reflected in our consolidated statement of income for year ended December 31, 2005 was $38.5 million.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of MTI occurred as of January 1, 2004 is presented below (amounts in thousands except per share data). These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management and should not be taken as representative of our future results of operations.

2004
Revenue	$319,618
Net income	$18,091
Earnings per common share:
Basic and Diluted	$1.18

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma adjustments to 2004 net income and earnings per common share include:

•	Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of the acquisition, which would have resulted in $1,095,000 of additional amortization expense in 2004.

•	Pro forma adjustment to reflect income taxes as if MTI had been a C corporation for the period presented, at an estimated combined effective income tax rate of 40%. The pro forma income tax expense for 2004 was $282,000.

•	Pro forma adjustment to reflect the elimination of MTI interest expense, reduce interest income on the $15.0 million of cash and cash equivalents available on January 1, 2004 to fund the acquisition of MTI, as well as reflect interest expense on the approximate $55.0 million in debt that would have been used in addition to available cash to consummate the acquisition on January 1, 2004. The pro forma adjustment to 2004 resulted in a net increase in interest expense of $2,339,000 in 2004.

•	Pro forma adjustment to give effect to the elimination of inter-company revenues between MTC and MTI of $1,878,000.

Year Ended December 31, 2004

Command Technologies, Inc.

On July 1, 2004, we acquired all of the outstanding capital stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology, and technology applications to training, simulation and modeling. The initial purchase price was $45.0 million, which was paid from cash on hand at closing. The purchase price was reduced by $0.7 million in December 2004 as a result of the release of amounts from escrow under the stock purchase agreement. The purchase price was reduced by another $0.1 million in August 2005 as a result of the release of amounts from escrow under the stock purchase agreement.

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

The acquisition is consistent with our growth strategies to acquire complementary businesses to reach new customers and increase our technical footprint. CTI, headquartered in Warrenton, Virginia, with major facilities in Florida, Texas and Colorado, augments MTC’s thrust to expand its role in support of the U.S. intelligence

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

communities. CTI brings a wealth of in-depth knowledge and experience in assisting the military and intelligence communities build and maintain the nation’s defenses. The acquisition also supports the expansion efforts of our National Security Group.

The revenue of CTI reflected in our consolidated statement of income for year ended December 31, 2004 was $19.1 million.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of CTI occurred as of January 1, 2003 is presented below (amounts in thousands except per share data). These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management and should not be taken as representative of our future results of operations.

	2004	2003
Revenue	$292,218	$237,696
Net income	$18,137	$13,299
Earnings per common share:
Basic	$1.19	$1.02
Diluted	$1.18	$1.01

Pro forma adjustments to 2004 and 2003 net income and earnings per common share include:

•	Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of the acquisition, which would have resulted in $800,000 and $1,600,000 of additional amortization expense in 2004 and 2003, respectively.

•	Pro forma adjustment to reflect income taxes as if CTI had been a C corporation for the periods presented, at an estimated combined effective income tax rate of 40%. The pro forma income tax expense for 2004 and 2003 was $317,000 and $540,000, respectively.

•	Pro forma adjustment to reflect the elimination of CTI interest expense, reduce interest income on the $22.0 million of cash and cash equivalents available on January 1, 2003 to fund the acquisition of CTI, as well as reflect interest expense on the approximate $23.0 million in debt that would have been used in addition to available cash to consummate the acquisition on January 1, 2003. The pro forma adjustment to 2004 and 2003 resulted in a net reduction of interest expense of $18,000 for 2004 and a net increase in interest expense of $935,000 in 2003.

•	Pro forma adjustment to give effect to the elimination of 2004 expense related to former CTI shareholders for certain bonus and fringe benefits payments as well as legal and income taxes that became payable on the sale of CTI. The pro forma reduction in general and administrative expenses was $2,462,000 for 2004.

Year Ended December 31, 2003

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The initial purchase price for all of the outstanding capital stock of ICI was $10.2 million, which was paid with $2.4 million in our common stock, $7.5 million in repayment of ICI debt at the closing (of which approximately $3.0 million arose in connection with payments to ICI’s shareholders) and $0.3 million for related acquisition costs, all of which was immediately paid with cash on hand. During 2004, we paid additional consideration of $5.7 million, which consisted of shares of our common stock with a value of $4.5 million and $1.2 million in cash, to the former shareholders of ICI as the result of the achievement of certain performance goals. During 2005, we paid additional consideration of $3.0 million, which consisted of shares of our common stock with a value of $2.5 million and $0.5 million in cash, to the former shareholders of ICI as the result of the achievement of certain performance goals. The total acquisition price including earn-out payments and acquisition costs totaled approximately $18.9 million. Shares of our common stock issued in connection with our acquisition of ICI were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Vitronics Inc.

On October 24, 2003, we signed a stock purchase agreement to acquire Vitronics Inc. (Vitronics) from Vitronics’ shareholders. All of Vitronics’ work is in the defense industry where its main focus has been to support the U.S. Army. Vitronics specializes in research and development, systems engineering, information technology, software development and system integration services.

The initial purchase price for all of the outstanding capital stock of Vitronics and related acquisition costs was approximately $9.0 million, which was paid from cash on hand at closing on October 31, 2003. During 2005 we paid an additional $0.8 million for the achievement of certain performance goals under the 2004 earn-out provision. Including the earn-out, the total purchase price of Vitronics was approximately $9.8 million.

J.    GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we are required to perform a review of goodwill at least annually for impairment. We have elected to perform impairment tests in the fourth quarter of each calendar year. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our single consolidated reporting unit. We determined that no impairment charges were required in 2005, 2004 and 2003.

The components of amortizable other intangibles at December 31, 2005 and 2004 are as follows (in thousands):

	Year Ending December 31,
	2005	2004
Purchase price allocated to customer contracts	$35,654	$21,000
Capitalized software costs	623	—
Non-compete covenants	25	25

	36,302	21,025
Accumulated amortization	(8,404)	(3,368)

	$27,898	$17,657

The capitalized software costs of $0.6 million represent certain computer software costs capitalized by MTI, our wholly owned subsidiary, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. MTI has also capitalized certain costs of computer software developed for or obtained for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Once technological feasibility has

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been established, software development costs are captured in MTI’s job costing system under specific projects related to the development effort.

Costs related to software developed for external use are amortized using the straight-line method beginning when the products are available for general release to customers. Amortization of the costs of software used in delivery of MTI’s services is charged to cost of revenue as incurred. Costs related to internal use software are amortized by MTI over three to seven years.

Aggregate amortization expense for intangible assets for the years ended December 31, 2005, 2004 and 2003 were $5.1 million, $2.5 million and $0.7 million, respectively. Purchased contracts are amortized on a straight-line basis over a weighted amortization period of 7.6 years at December 31, 2005.

Estimated annual intangible amortization expense (in thousands) for the next five years:

Year Ending December 31,
2006	$5,212
2007	5,212
2008	4,652
2009	2,840
2010	2,695

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (in thousands):

Balance as of December 31, 2004	$57,510
Additional goodwill from 2004 earn-out related to our Vitronics Inc. acquisition	19
Additional goodwill arising from our CTI acquisition	26
Goodwill arising from our OBSI acquisition	29,565
Goodwill arising from our MTI acquisition	48,583

Balance as of December 31, 2005	$135,703

K.    STOCKHOLDERS’ EQUITY

During 2005, we issued 79,880 shares of our common stock, with a value of approximately $2.5 million. See Note I.

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

We have used the net proceeds from the offering (together with cash on hand and additional borrowings) for working capital and general corporate purposes, including all or a portion of the costs of any complementary businesses we have acquired.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.    STOCK-BASED COMPENSATION PLANS

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

Shares Reserved; Plan Limits.    We have reserved a total of 474,599 shares of our common stock for issuance under the 2002 Equity and Performance Incentive Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options or issuance of restricted stock or restricted share units will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the plan for more than 24,718 shares during any calendar year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of December 31, 2005 and 2004, 361,666 and 251,387 options and restricted share units were awarded under this plan, respectively.

Stock options previously granted under the plan will be exercisable from time to time prior to the tenth anniversary of the date of grant to the extent of: (i) thirty-three and one-third percent (33 1/3%) of the optioned shares on the date of grant; and (ii) an additional thirty-three and one-third percent (33 1/3%) of the optioned shares on the first and second anniversaries of the date of grant.

The following table summarizes activity in our stock-based compensation plans for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	182,437	$22.03	148,920	$19.18	344,720	$6.96
Granted	88,500	30.03	72,780	26.73	90,440	20.76
Exercised	(30,585)	21.30	(28,595)	18.14	(275,740)	4.49
Forfeited	(15,002)	26.01	(10,668)	24.79	(10,500)	17.34

Outstanding at end of year	225,350	$26.30	182,437	$22.03	148,920	$19.18

Exercisable at end of year	152,713		116,516		73,507

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes certain information for options currently outstanding and exercisable at December 31, 2005:

	Options outstanding			Options exercisable
	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16-18	68,940	6.9 years	$17.23	68,940	$17.23
$25-27	70,910	8.1 years	$26.66	55,273	$26.57
$29-34	85,500	9.3 years	$33.32	28,500	$33.32

Total	225,350			152,713

M.    INCOME TAXES

For the years ended December 31, 2005, 2004 and 2003, we recorded a provision for domestic federal and state income taxes.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004
Deferred tax assets related to:
Bad debt reserves	$103	$115
Other accruals	1,195	1,404
Foreign net operating losses	593	—
Valuation allowance	(593)	—

Total deferred tax assets	1,298	1,519

Deferred tax liabilities related to:
Depreciation	$(870)	$(809)
Earnings recognized under percentage of completion provision	(264)	(227)
Other current assets	(244)	(201)
Goodwill and intangible amortization	(3,381)	(1,562)

Total deferred tax liabilities	(4,759)	(2,799)

Total net deferred tax liability	(3,461)	(1,280)
Current portion of deferred tax asset included in prepaid expenses and other	712	1,091

Long-term portion	$(4,173)	$(2,371)

The foreign net operating loss carryforward has an indefinite life. We have recorded a valuation allowance for the amount of foreign net operating loss carryforwards to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense included in the income statement is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current income tax expense:
U.S. Federal	$9,735	$9,409	$5,453
State and local	2,152	2,048	1,384

Total current income tax expense	11,887	11,457	6,837

Deferred income tax expense:
U.S. Federal	1,928	202	1,154
State and local	254	26	190

Total deferred income tax expense	2,182	228	1,344

Total income tax expense	$14,069	$11,685	$8,181

The effective tax rates differ from the U.S. Federal income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2005	2004	2003
Income tax expense at the U.S. statutory rate	$12,387	$10,271	$7,024
State and local taxes	1,652	1,349	1,039
Impact on U.S. taxes of foreign losses	(593)	—	—
Valuation allowance on non-U.S. losses	593	—	—
Other	30	65	118

Income tax expense	$14,069	$11,685	$8,181

N.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended December 31, 2005 and 2004 are as follows (in thousands except per share data):

For the quarter ended	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Income statement data:
Revenue	$59,868	$62,679	$74,046	$76,434	$85,312	$89,655	$101,210	$97,107
Gross profit	9,334	9,832	11,995	12,244	13,770	14,706	15,682	16,428
Operating income	6,214	6,592	7,721	8,272	8,956	9,204	9,920	9,900
Income before income taxes	6,295	6,798	7,844	8,409	8,571	8,479	9,213	9,128
Income tax expense	2,490	2,641	3,110	3,444	3,394	3,358	3,648	3,669
Net income	$3,805	$4,157	$4,734	$4,965	$5,177	$5,121	$5,565	$5,459
Basic earnings per share	$0.26	$0.27	$0.30	$0.32	$0.33	$0.33	$0.35	$0.35
Diluted earnings per share	$0.26	$0.27	$0.30	$0.32	$0.33	$0.32	$0.35	$0.35

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on this review, our CEO and CFO have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on the COSO criteria. There were no material weaknesses in internal control over financial reporting identified by our management. Our independent registered accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This attestation report appears below.

Changes in Internal Control

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm of Management’s Assessment on Internal Control over Financial Reporting

The Board of Directors and Stockholders of MTC Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting which is located under Item 9A Controls and Procedures, that MTC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MTC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MTC Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTC Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Dayton, Ohio February 28, 2006

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 9B.     Other Information

Severance Agreements

Effective November 1, 2005, we entered into severance agreements with Mr. Gutridge and Mr. Gearhardt that provide them with benefits in the event of a change in control of the Company and their employment with us is terminated (for reasons other than cause, death or disability), or they resign for good reason, within 24 months of any change in control of the Company. Upon such a termination, we will pay to the terminated employee an amount equal to (a) two times the sum of his annual base salary at the highest rate in effect within the three years prior to the termination and his incentive bonus compensation equal to not less than the average of the annual bonuses paid in the two years prior to the termination; and (b) 24 times the monthly health care COBRA premium then in effect adjusted for income tax effects. In addition, we will pay to the terminated executive any unpaid incentive compensation, including any annual bonus or long-term incentive pay, earned or awarded for periods prior to the termination date. If the payment or benefits provided by us under the agreements will be subject to excise tax under Section 4999 of the Internal Revenue Code, the payments or benefits will be reduced to the minimum extent necessary so that no portion of the payment or benefits will be subject to such tax but only to the extent the reduction results in an increase in the aggregate payment or benefits to the employee on an after-tax basis.

PART III.

Item 10.     Directors and Executive Officers of the Registrant

Information regarding Directors of the Company and the Code of Business Conduct and Ethics, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders under the heading “Election of Directors (Proposal No. 1).”

Information regarding compliance with Section 16(a) of the Exchange Act, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

Item 11.     Executive Compensation

Information regarding Executive Compensation, as required by Part III, Item 11, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders under the headings “Director Compensation,” “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Compensation of Executive Officers–Equity Compensation Plan Information Table.”

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 13.     Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Party Transactions.”

Item 14.     Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services, as required by Part III, Item 14, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders under the heading “Ratify Selection of Independent Accountants (Proposal No. 2).”

PART IV.

Item 15.     Exhibits and Financial Statement Schedules

Financial Statements:

Page
Report of Independent Registered Public Accounting Firm of Management’s Assessment on Internal Control over Financial Reporting	61
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of December 31, 2005 and 2004	39
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	40
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	41
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	42
Notes to the Consolidated Financial Statements	43

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits:

The exhibits filed as part of this Form 10-K are listed on the accompanying Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTC TECHNOLOGIES, INC.

By:	/S/ MICHAEL I. GEARHARDT
Michael I. Gearhardt Chief Financial Officer

Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Rajesh K. Soin	Chairman of the Board	March 13, 2006

/s/ DAVID S. GUTRIDGE David S. Gutridge	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 13, 2006

/s/ MICHAEL I. GEARHARDT Michael I. Gearhardt	Chief Financial Officer, Senior Vice President (Principal Financial Officer)	March 13, 2006

/s/ STEPHEN T. CATANZARITA Stephen T. Catanzarita	Vice President, Controller (Principal Accounting Officer)	March 13, 2006

* Don R. Graber	Director	March 13, 2006

* William E. MacDonald, III	Director	March 13, 2006

* Lawrence A. Skantze	Director	March 13, 2006

* Kenneth A. Minihan	Director	March 13, 2006

* Lester L. Lyles	Director	March 13, 2006

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K for the above-named directors of the registrant as indicated pursuant to the powers of attorney executed by such directors that are filed with the Securities and Exchange Commission on behalf of such directors as Exhibit 24.1 to this Annual Report on Form 10-K.

By:	/S/ MICHAEL I. GEARHARDT
Michael I. Gearhardt Attorney-in-Fact

March 13, 2006

EXHIBIT INDEX

Exhibit No.		Description
2.1

Stock Purchase Agreement, dated as of October 17, 2002, by and among Modern Technologies Corp., MTC Technologies, Inc. and the Shareholders of AMCOMP Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on October 18, 2002).

2.2

Stock Purchase Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Modern Technologies Corp., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on October 1, 2003).

2.3

Stock Purchase Agreement, dated as of October 24, 2003, by and among MTC Technologies, Inc., William B. Farmer, Michael A. Cinque and Frank C. Muzzi (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on October 29, 2003).

2.4

Stock Purchase Agreement, dated as of June 28, 2004, by and among MTC Technologies, Inc., an Ohio corporation, MTC Technologies, Inc., a Delaware corporation, and the shareholders named therein (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on July 14, 2004).

2.5

Stock Purchase Agreement, dated as of January 18, 2005, by and between MTC Technologies, Inc., an Ohio corporation, and David A. Spencer (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on January 24, 2005).

2.6

Stock Purchase Agreement, dated as of December 27, 2004, by and among MTC Technologies, Inc. , an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on February 17, 2005).

2.7

Amendment to Stock Purchase Agreement, dated February 11, 2005, by and among MTC Technologies, Inc. an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.2 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on February 17, 2005).

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

4.1

Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 24, 2002).

4.2	*

Registration Rights Agreement, dated as of June 11, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

4.3

Registration Rights Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 4.5 to MTC Technologies, Inc.’s Registration Statement on Form S-3 (Registration No. 333-112056), filed on January 21, 2004).

Exhibit No.		Description
10.1

Credit and Security Agreement, dated as of April 21, 2005, by and among MTC Technologies, Inc., National City Bank, for itself and as Agent, Keybank National Association, Fifth Third Bank, and Branch Banking and Trust Company and the Financial Institutions named therein (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on August 8, 2006).

10.2	*

MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (incorporated by reference to Exhibit 10.3 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 2, 2004).

10.3	*

Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

10.4	*

Tax Indemnification Agreement, dated as of June 10, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

10.5	*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Registration No. 000-49890), filed on March 11, 2005).

10.6	*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.7	*	Form of Director Restricted Share Units Agreement (incorporated by reference to Exhibit 10.11 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.8	*	Form of Severance Agreement.

21.1		Subsidiaries of MTC Technologies, Inc.

23.1		Consent of Ernst & Young LLP.

24.1		Powers of Attorney.

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.