Form 10-Q
period 2006-03-31
MTC TECHNOLOGIES INC
filed 2006-05-05
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2006

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of April 30, 2006 was 15,769,348.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,891	$13,755
Accounts receivable, net	82,346	81,683
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	5,458	6,253
Work-in-process inventories	7,618	8,184
Prepaid expenses and other current assets	2,464	2,616

Total current assets	105,777	112,491
Property and equipment, net	9,688	9,320
Goodwill, net	135,717	135,703
Intangible assets, net	26,561	27,898
Other assets	394	214

Total assets	$278,137	$285,626

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$6,625	$6,000
Accounts payable	20,683	31,131
Compensation and related items	14,446	16,542
Billings in excess of costs and estimated earnings on uncompleted contracts	2,393	2,677
Income taxes payable and other current liabilities	3,990	2,291

Total current liabilities	48,137	58,641

Long-term debt	48,875	51,000
Deferred income taxes and other long-term liabilities	4,196	4,342

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,769,348 and 15,766,848 shares issued and outstanding, at March 31, 2006 and December 31, 2005, respectively	16	16
Paid-in capital	121,414	121,227
Retained earnings	56,738	51,815
Other comprehensive income (loss)	122	(54)
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	176,929	171,643

Total liabilities and stockholders’ equity	$278,137	$285,626

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statements of Income (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenue	$88,405	$85,312
Cost of revenue	74,005	71,542

Gross profit	14,400	13,770
General and administrative expenses	4,194	3,687
Intangible asset amortization	1,338	1,127

Operating income	8,868	8,956
Interest income	117	102
Interest expense	(899)	(487)

Interest expense, net	(782)	(385)

Income before income tax expense	8,086	8,571
Income tax expense	3,163	3,394

Net income	$4,923	$5,177

Basic and diluted earnings per share	$0.31	$0.33

Weighted average common shares outstanding:
Basic	15,768,709	15,707,475
Diluted	15,808,524	15,768,458

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statement of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,923	$5,177
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,843	1,563
Stock compensation expense	182	17
Deferred income taxes	(92)	(290)
Other	(4)	8

Changes in operating assets and liabilities:
Accounts receivable	(663)	3,489
Costs and estimated earnings in excess of billings on uncompleted contracts	795	(2,622)
Inventory	566	546
Prepaid expenses and other assets	147	788
Accounts payable	(10,448)	(767)
Compensation and related items	(277)	865
Billings in excess of costs and estimated earnings on uncompleted contracts	(284)	(755)
Income taxes payable and other current liabilities	1,595	2,868

Net cash (used in) provided by operating activities	(1,717)	10,887

Cash flows from investing activities:
Payments for acquired businesses	(1,831)	(104,938)
Purchase of property and equipment	(875)	(513)
Proceeds from sale of property and equipment	5	28

Net cash used in investing activities	(2,701)	(105,423)

Cash flows from financing activities:
Issuance of common stock	43	221
Proceeds from long-term borrowing	—	63,300
Payments on long-term borrowing	(1,500)	—
Excess tax benefits from share-based payments	11	—

Net cash (used in) provided by financing activities	(1,446)	63,521
Net decrease in cash	(5,864)	(31,015)
Cash and cash equivalents at beginning of period	13,755	31,015

Cash and cash equivalents at end of period	$7,891	$—

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of March 31, 2006 and 2005 and for the three-month periods ended March 31, 2006 and 2005 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended March 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

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

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Basic weighted average common shares outstanding	15,768,709	15,707,475
Effect of potential exercise of stock options	39,815	60,983

Diluted weighted average common shares outstanding	15,808,524	15,768,458

Comprehensive Income—The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$4,923	$5,177
Change in fair value of interest rate swap, net of tax expense of $115	176	—

Comprehensive income	$5,099	$5,177

Stock-Based Compensation—In May 2002, our board of directors adopted our 2002 Equity and Performance Incentive Plan. In April 2003, the 2002 Equity and Performance Incentive Plan was approved by our stockholders at our annual meeting of stockholders. The 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (the Equity Plan) provides for the grant of incentive stock options and nonqualified stock options and the grant or sale of restricted shares of common stock to our directors, key employees and consultants. The board may provide for the payment of dividend equivalents, on a current, deferred or contingent basis, on the options granted under the Equity Plan. The board may also authorize participants in the Equity Plan to defer receipt of their

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

common stock upon exercise of their stock options and may further provide that such deferred issuances include the payment of dividend equivalents or interest on the deferred amounts. The board may condition the grant of any award under the Equity Plan on a participant’s surrender or deferral of his or her right to receive a cash bonus or other compensation payable by us. The board can delegate its authority under the Equity Plan to any committee of the board.

Shares Reserved; Plan Limits. We have reserved a total of 474,599 shares of our common stock for issuance under the Equity Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options or issuance of restricted stock or restricted share units will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the Equity Plan for more than 24,718 shares during any calendar year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of March 31, 2006, options and restricted share units for 372,666 common shares were awarded under the Equity Plan, including options granted on March 1, 2006 for 11,000 common shares at an exercise price of $26.84 (the fair market value on the date of the grant).

Stock options previously granted under the Equity Plan will be exercisable from time to time prior to the tenth anniversary of the date of grant to the extent of: (i) thirty-three and one-third percent (33 1/3%) of the optioned shares on the date of grant; and (ii) an additional thirty-three and one-third percent (33 1/3%) of the optioned shares on the first and second anniversaries of the date of grant.

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Compensation expense for stock options granted to employees under the Equity Plan was recognized based on the difference, if any, between the quoted market price of our stock and the exercise price of the option at the date of grant.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS 123(R), we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS 123(R), we started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses. Previously, we recorded forfeitures as incurred. We estimated the forfeiture rate based on historical experience.

In accordance with the provisions of SFAS No. 123(R), we recorded total stock compensation expense in the first quarter of 2006 of $182,000, consisting of $133,000 for expense related to options and $49,000 for expense related to restricted share units. We also recorded a reduction of our income tax expense of approximately $72,000 related to stock-based compensation expense. The stock compensation expense recorded for the three months ended March 31, 2006, reduced basic and diluted earnings per share by $0.01.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Options. Stock options outstanding as of December 31, 2005, and March 31, 2006, and changes during the first quarter of 2006 were as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	225,350	$26.30
Granted	11,000	26.84
Exercised	(2,500)	17.00
Forfeited or expired	(3,000)	33.86

Outstanding at March 31, 2006	230,850	$26.33

Exercisable at March 31, 2006	192,683

	Options outstanding			Options exercisable
	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16 to $18	66,440	6.7 years	$17.24	66,440	$17.24
$25 to $27	81,910	8.1 years	$26.68	74,577	$26.67
$29 to $34	82,500	9.0 years	$33.30	51,666	$33.56

Total	230,850			192,683

The following table illustrates the pro forma effect on net income and earnings per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to our options at that time (in thousands except per share amounts):

Net income as reported	$5,177
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(390)

Pro forma net income	$4,787

Basic earnings per common share:
As reported	$0.33
Pro forma	$0.30
Diluted earnings per common share:
As reported	$0.33
Pro forma	$0.30

The fair value of each option award at the grant date was estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life of options	5.3 years	5.0 years

Risk-free interest rate	3.9%	4.8%

Expected stock price volatility	56.9%	69.1%

Expected dividend yield	0.0%	0.0%

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The fair value of options outstanding at March 31, 2006 was $3.1 million. For purposes of determining the pro forma amounts presented above, the weighted-average per share fair value of stock options granted during the first quarters of 2006 and 2005 was $13.38 and $18.87, respectively.

Restricted Share Units. The following outlines the unrecognized compensation cost associated with the outstanding restricted share unit awards for the three months ended March 31, 2006 (dollar amounts in thousands):

	Restricted Share Units	Unamortized Grant Date Fair Value
Non-vested at December 31, 2005	35,226	$732
Granted	—	—
Vested	—	—
Forfeited	—	—
Expense recognized	—	(49)

Non-vested at March 31, 2006	35,226	$683

The unrecognized compensation cost of $683,000 at March 31, 2006 related to outstanding restricted share units is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by our directors throughout the award period. Upon vesting, all restrictions initially placed upon the common shares lapse.

B. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from, various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (in thousands):

	Three months ended March 31,
	2006	2005
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$1	$—
Rent and maintenance costs paid to related parties	1	13

	$2	$13

Other rent paid to related parties	$—	$13

Sub-contracting services paid to related parties:
Corbus, LLC	$1,366	$81

Revenues from related parties:
Corbus, LLC	$274	$—
Aerospace Integration Corporation	29	—

	$303	$—

During 2005, we jointly owned certain aircraft with Soin Aviation, LLC. In the first quarter of 2006, we received $26,000 from Soin Aviation, LLC related to the exchange of our 10% interest in one aircraft we jointly owned with Soin Aviation, LLC for a 10% interest in a second aircraft jointly owned with Soin Aviation, LLC. The exchange of the aircraft ownership interests eliminated our joint ownership of aircraft with Soin Aviation, LLC.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We believe that our subcontracting, lease, and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At March 31, 2006 and December 31, 2005, amounts due from related parties were approximately $22,000 and $5,000, respectively. At March 31, 2006 and December 31, 2005, there were amounts payable to related parties of approximately $0 and $859,000, respectively.

C. LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation, and amortization (EBITDA).

The borrowing availability at March 31, 2006 under the revolving loan portion of our Credit Agreement was $85.0 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of March 31, 2006, we were in compliance with these covenants.

March 31, 2006
Credit Agreement, due March 31, 2010 (in thousands):
Term Loan	$55,500
Revolving Loan	—

Total debt	55,500
Less—current maturities	(6,625)

$48,875

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the interest expense on the outstanding balance of our term loan, or $27.8 million as of March 31, 2006, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our current spread of 150 basis points, or 6.37%. At March 31, 2006, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.0% plus our current spread of 150 basis points, or 6.5%.

We account for our interest rate swap agreement under the provisions of Statement of Financial Accounting Standard No. 133, and have determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the swap agreement, net of income tax benefits, will be reported in other assets or other long-term liabilities, and the change in fair value, net of income tax benefit, will be reported as other comprehensive income or loss on the consolidated balance sheet.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

D. SUBSEQUENT EVENTS

Acquisitions—Effective April 1, 2006, we and our wholly owned subsidiary, MTC Technologies, Inc., an Ohio corporation, entered into a definitive agreement with the stockholders of Aerospace Integration Corporation (AIC), a Florida corporation, to purchase all the outstanding capital stock of AIC.

Founded in 1997, AIC is an “S” corporation small business headquartered in Crestview, FL. AIC also maintains offices and facilities in Albertville and Huntsville, AL, Warner Robins, GA and Ft. Monmouth, NJ; with field offices in Fayetteville, NC; Orangeburg, SC; Little Rock, AR; Abilene, TX; and Moses Lake, WA. With approximately 345 employees and approximately $34 million in revenue for the year ended December 31, 2005, AIC has focused its efforts on serving Department of Defense Special Operations Forces. AIC performs design and modification for avionics, flight controls, and weapon systems, and fully integrates the upgraded systems and components into aircraft and ground-based vehicles. The acquisition further strengthens our strategy to become a premier player in aircraft modernization and sustainment activities, while providing a significant increase in one of our target markets, Special Operations Forces.

The initial purchase price for 100% of the capital stock of AIC was $41.3 million, plus assumption of $3 million in debt related to the recent construction of a second aircraft hangar, paid in cash at closing, all of which was borrowed under the revolving loan portion of our Credit Agreement.

AIC’s stockholders may receive additional payments through 2007 if certain operating goals are achieved. The maximum amount of all contingent payments is $16 million, which would also be paid in cash. Mr. Rajesh K. Soin and members of his family owned approximately 46.67% of the capital stock of AIC. The transaction was approved by a special committee of independent directors of the Company appointed by the Board of Directors.

Long Term Debt—On April 3, 2006, we borrowed $44 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 5.44% plus our current spread of 125 basis points, or 6.69%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of March 31, 2006, was 6.5%, including our current spread of 125 basis points.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and the financial condition of MTC at March 31, 2006 compared to December 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

We provide sophisticated systems engineering and technical services, information technology, obsolescence management services, software development, intelligence services, and other technical and professional services focusing primarily on U.S. federal government agencies such as the Department of Defense and various intelligence agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three months ended March 31, 2006 and 2005, approximately 99% and 96%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts: the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) and the Flexible Acquisition and Sustainment Tool (FAST) contract. Revenue under the ASC/BPA was approximately 8% and 7% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. The largest task order under the ASC/BPA amounted to approximately 1% of total revenue for both the three months ended March 31, 2006 and March 31, 2005. The ASC/BPA, which was awarded as a small business set-aside contract, is set to expire on August 7, 2006. The replacement contract is also a small business set-aside contract for which we did not qualify to bid as a prime contractor. We believe we have a viable strategy to retain the bulk of our work and profitability under the replacement contract because we are a subcontractor to a number of small businesses that have been awarded the replacement contract. However, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Our revenue under the FAST contract was approximately 23% of total revenue for both the three months ended March 31, 2006 and March 31, 2005. For the three months ended March 31, 2006, FAST revenue was comprised of 59 separate task orders, the largest of which amounted to approximately 3% of total revenue for the three months ended March 31, 2006. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Services Administration (GSA) vehicles, accounted for more than 3% of revenue for the three months ended March 31, 2006.

Under the FAST contract, we have the potential to compete for hundreds of millions of dollars in task orders over the FAST contract’s approximately two and a half-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. In addition, a few of our FAST task

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

orders have a period of performance extending into 2011. As of March 31, 2006, we have been awarded multiple individual task orders under the FAST contract with a remaining potential award value of approximately $952 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities, because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2003 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the three months ended March 31, 2006 and 2005, approximately 68% and 81%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 75% and 74% of our revenue for the three months ended March 31, 2006 and 2005, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

Our federal government contracts are subject to funding availability and current market conditions, such as the ongoing war on terror and other factors. These conditions are causing delays in the bidding/award process, are affecting funding availability and the availability of assets to be repaired or upgraded.

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

Contract Types. When contracting with our government customers, we enter into one of three basic types of contracts: time-and-materials, fixed-price and cost-plus:

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended March 31,
	2006	2005
Time-and-materials	54%	52%
Fixed-price	32	32
Cost-plus	14	16

Total	100%	100%

Funded Backlog. Backlog, which consists of funded and unfunded portions, is our estimate of the total potential value of all orders for services under existing signed contracts and task orders, assuming, where appropriate, the exercise of all options and add-ons relating to those contracts and task orders, subject to available ceiling remaining on those contracts and task orders. We define funded backlog as the portion of total backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized. Funded backlog excludes options and add-ons to existing contracts for which we have not yet received funding. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years.

The primary source of our backlog is contracts with the federal government. Our estimated funded backlog at March 31, 2006 was approximately $245.0 million as compared to approximately $290.0 million at March 31, 2005. The approximate $45.0 million decrease in funded backlog resulted primarily from funding decreases in the FAST, ASC/BPA, Technical Acquisition Support Services, Defense Information Systems Agency, and certain General Services Administration contracts and task orders. These decreases in funded backlog were partially offset by an increase in the funded backlog derived from businesses acquired in the first quarter of 2005. Our funded backlog at March 31, 2006 was approximately 65% of our trailing twelve-month revenue, which is slightly higher than the range of typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

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

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. We determined that no impairment charge was required in 2005.

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

FORWARD-LOOKING STATEMENTS

Portions of this Quarterly Report that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this Quarterly Report involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: strains on resources and decreases in operating

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; delays in the bidding/award process; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions, including the recent acquisition of Aerospace Integration Corporation, that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

	Three months ended March 31,
	2006		2005
Revenue	$88.4	100.0%	$85.3	100.0%
Cost of revenue	74.0	83.7	71.5	83.9

Gross profit	14.4	16.3	13.8	16.1
General and administrative expenses	4.2	4.7	3.7	4.3
Intangible asset amortization	1.3	1.5	1.1	1.3

Operating income	8.9	10.1	9.0	10.5
Net interest expense	(0.8)	(0.9)	(0.4)	(0.4)

Net income before income taxes	8.1	9.2	8.6	10.1
Income tax expense	3.2	3.6	3.4	4.0

Net income	$4.9	5.6%	$5.2	6.1%

THREE MONTHS ENDED MARCH 31, 2006

COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenue. Revenue for the three months ended March 31, 2006 increased 3.6%, or $3.1 million, as compared to the same period in 2005 due primarily to revenue growth from acquisitions made during the first quarter of 2005 of $5.5 million. This increase was offset by a net decrease in organic revenue of $2.4 million as a result of the subcontracting of our commercial business and decreased revenue on certain small business contracts that have ended.

Gross profit. Gross profit for the three months ended March 31, 2006 increased 4.6%, or $0.6 million, as compared to the same period in 2005. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased from 16.1% in the first quarter of 2005 to 16.3% in the first quarter of 2006 primarily due to changes in business mix.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2006 increased 13.8%, or $0.5 million, as compared to the same period in 2005. The increase was due primarily to stock compensation cost of $182,000 recognized as a result our adoption of the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Share-Based Payment, as well as increased salary and benefit expenses resulting from the addition of personnel to support our growth. General and administrative expenses as a percentage of revenue increased from 4.3% of revenue for the three months ended March 31, 2005 to 4.7% for the three months ended March 31, 2006.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Intangible asset amortization. Intangible asset amortization for the three months ended March 31, 2006 increased 18.7%, or $0.2 million, as compared to the same period in 2005. This increase was the result of the amortization of intangible assets related to the acquisitions completed during the first quarter of 2005.

Operating income. Operating income for the three months ended March 31, 2006 decreased 1.0%, or $0.1 million, as compared to the three months ended March 31, 2005. This decrease in operating income primarily reflects the increased general and administrative expenses and intangible asset amortization, partially offset by the increased gross profit. Operating income as a percentage of revenue decreased slightly from 10.5% of revenue for the three months ended March 31, 2005 to 10.1% for the three months ended March 31, 2006.

Net interest expense. The $0.4 million increase in net interest expense related to the borrowings made under our credit facility in 2005, which were used primarily to fund the acquisitions made in the first quarter of 2005.

Income tax expense. Income tax expense for the three months ended March 31, 2006 decreased approximately 6.8%, or $0.2 million, as compared to the same period in 2005. Our effective income tax rates for the quarters ended March 31, 2006 and 2005 were 39.1% and 39.6%, respectively.

Net income. Net income for the three months ended March 31, 2006 decreased 4.9%, or approximately $0.3 million, as compared to the three months ended March 31, 2005. This decrease in net income was primarily the result of the decrease in operating income, partially offset by the decreased income tax expense.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our positive cash flow from operations, our proceeds from stock offerings, and our credit facilities have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our cash and cash equivalents balance was $7.9 million and $13.8 million on March 31, 2006 and December 31, 2005, respectively. Our working capital was approximately $57.6 million at March 31, 2006 and approximately $53.9 million at December 31, 2005. Our working capital increased $3.8 million in the first three months of 2006 primarily for the following reasons:

•	a $10.5 million decrease in current liabilities primarily due to a $10.4 million decrease in accounts payable as a result of payments made during the first quarter of 2006 for subcontracting and other costs accrued at the end of 2005;

•	a $5.9 million decrease in cash and cash equivalents primarily reflecting approximately $1.8 million in payments in connection with our acquisitions of OnBoard Software, Inc. (OBSI) and Manufacturing Technology, Inc. (MTI) and $1.5 million in payments on long term borrowings under our credit facility, as well as changes in operating assets and liabilities; and

•	a $0.6 million decrease in inventory.

Our operating activities used net cash of approximately $1.7 million for the three months ended March 31, 2006. The cash used in operations primarily represented net income adjusted for depreciation and amortization of $6.8 million and changes in working capital as discussed above.

For the three months ended March 31, 2005, our operating activities provided net cash of approximately $10.9 million, primarily represented by net income adjusted for depreciation and amortization and a decrease in accounts receivable.

Our investing activities used net cash of approximately $2.7 million for the three months ended March 31, 2006 as a result of approximately $1.8 million of payments made primarily in connection with our acquisitions of OBSI and MTI and $0.9 million of capital expenditures. We currently anticipate 2006 aggregate capital expenditures will range between $6.0 and $7.0 million for additional facilities, software tools and computer equipment to support our growth.

Net cash used by investing activities for the three months ended March 31, 2005 consisted of $104.9 million of payments made in connection with acquisitions and $0.5 million of capital expenditures.

Our financing activities used net cash of approximately $1.4 million for the three months ended March 31, 2006, which primarily consisted of $1.5 million of payments on long-term borrowings under our credit facility.

Our financing activities provided net cash of approximately $63.5 million for the three months ended March 31, 2005, which consisted of net proceeds of $63.3 million in net borrowings under our credit facility and of $0.2 million from common stock issuances related to the exercise of stock options.

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank,

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation, and amortization (EBITDA).

As of March 31, 2006, we had $55.5 million outstanding under the Credit Agreement, compared to $63.3 million outstanding as of March 31, 2005.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of March 31, 2006, we were in compliance with these covenants.

Effective April 1, 2006, we and our wholly owned subsidiary, MTC Technologies, Inc., an Ohio corporation, entered into a definitive agreement with the stockholders of Aerospace Integration Corporation (AIC), a Florida corporation, to purchase all the outstanding capital stock of AIC. The initial purchase price for 100% of the capital stock of AIC was $41.3 million, plus assumption of $3 million in debt related to the recent construction of a second aircraft hangar, paid in cash at closing, all of which was borrowed under the revolving loan portion of our Credit Agreement.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. As of March 31, 2006, we had $55.5 million of borrowing outstanding under the term loan portion of the Credit Agreement.

We have offset a portion of our interest rate risk by entering into an interest rate swap agreement with National City Bank in October 2005, under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially of $29.25 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the interest expense on our term loan, or $27.8 million as of March 31, 2006, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our current spread of 150 basis points, or 6.37%.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

A hypothetical 100 basis point increase in interest rates during the first quarter of 2006 would have resulted in an increase in interest expense of approximately $89,000 for the three months ended March 31, 2006.

ITEM 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this review, our CEO and CFO have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 6. Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of March 31, 2006, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc. an Ohio corporation, and the Stockholders of Aerospace Integration Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on April 3, 2006).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.
Date: May 5, 2006
	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of March 31, 2006, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc. an Ohio corporation, and the Stockholders of Aerospace Integration Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on April 3, 2006).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.