Form 10-Q
period 2006-06-30
MTC TECHNOLOGIES INC
filed 2006-08-07
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2006

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of July 31, 2006 was 15,769,348.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$4,712	$13,755
Accounts receivable, net	99,071	81,683
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	9,882	6,253
Work-in-process inventories	11,073	8,184
Prepaid expenses and other current assets	3,273	2,616

Total current assets	128,011	112,491
Property and equipment, net	17,454	9,320
Goodwill, net	158,776	135,703
Intangible assets, net	30,590	27,898
Other assets	593	214

Total assets	$335,424	$285,626

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$7,250	$6,000
Accounts payable	35,437	31,131
Compensation and related items	16,597	16,542
Billings in excess of costs and estimated earnings on uncompleted contracts	4,464	2,677
Income taxes payable and other current liabilities	1,962	2,291

Total current liabilities	65,710	58,641

Long-term debt	82,850	51,000
Deferred income taxes and other long-term liabilities	4,383	4,342

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,769,348 and 15,766,848 shares issued and outstanding, at June 30, 2006 and December 31, 2005, respectively.	16	16
Paid-in capital	121,544	121,227
Retained earnings	62,020	51,815
Other comprehensive income (loss)	262	(54)
Treasury stock	(1,361)	(1,361)

Total stockholders’ equity	182,481	171,643

Total liabilities and stockholders’ equity	$335,424	$285,626

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statements of Income (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	$111,246	$89,655	$199,651	$174,967
Cost of revenue	92,697	74,949	166,702	146,491

Gross profit	18,549	14,706	32,949	28,476
General and administrative expenses	6,876	4,199	11,070	7,886
Intangible asset amortization	1,501	1,303	2,839	2,430

Operating income	10,172	9,204	19,040	18,160
Interest income	117	28	234	130
Interest expense	(1,535)	(753)	(2,434)	(1,240)

Interest expense, net	(1,418)	(725)	(2,200)	(1,110)

Income before income tax expense	8,754	8,479	16,840	17,050
Income tax expense	3,472	3,358	6,635	6,752

Net income	$5,282	$5,121	$10,205	$10,298

Basic earnings per common share	$0.33	$0.33	$0.65	$0.65

Diluted earnings per common share	$0.33	$0.32	$0.65	$0.65

Weighted average common shares outstanding:
Basic	15,769,348	15,750,303	15,769,030	15,729,007
Diluted	15,802,661	15,813,235	15,805,403	15,790,489

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statement of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,205	$10,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,262	3,370
Stock compensation expense	382	50
Deferred income taxes	(165)	(146)
(Gain) loss on sale of fixed assets	(142)	9
Changes in operating assets and liabilities:
Accounts receivable	(4,591)	5,589
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,629)	3,221
Inventory	(2,021)	2,391
Prepaid expenses and other assets	(395)	(173)
Accounts payable	1,476	(7,289)
Compensation and related items	339	3,188
Billings in excess of costs and estimated earnings on uncompleted contracts	584	(4,389)
Income taxes payable and other current liabilities	(142)	(1,787)

Net cash provided by operating activities	6,163	14,332
Cash flows from investing activities:
Payments for acquired businesses	(46,829)	(105,685)
Purchase of property and equipment	(2,494)	(1,098)
Proceeds from sale of property and equipment	963	48

Net cash used in investing activities	(48,360)	(106,735)
Cash flows from financing activities:
Issuance of common stock	43	502
Proceeds from long-term borrowing	—	60,000
Proceeds from borrowings on credit facility	70,500	127,700
Payments on long-term borrowing	(3,000)	—
Payments on credit facility	(34,400)	(125,600)
Excess tax benefits from share-based payments	11	—

Net cash provided by financing activities	33,154	62,602

Net decrease in cash	(9,043)	(29,801)
Cash and cash equivalents at beginning of period	13,755	31,015

Cash and cash equivalents at end of period	$4,712	$1,214

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of June 30, 2006 and 2005 and for the three- and six-month periods ended June 30, 2006 and 2005 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended June 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

Business Segment—We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are Technical and Professional Acquisition Services; Aircraft Modernization and Sustainment; Land Forces Technical and Professional Services and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Systems and Services. Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis, making it impracticable to determine revenue by services offered.

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	15,769,348	15,750,303	15,769,030	15,729,007
Effect of potential exercise of stock options	33,313	62,932	36,373	61,482

Diluted weighted average common shares outstanding	15,802,661	15,813,235	15,805,403	15,790,489

Comprehensive Income—The components of comprehensive income are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$5,282	$5,121	$10,205	$10,298
Change in fair value of interest rate swap, net of tax expense of $91 and $206, respectively	140	—	316	—

Comprehensive income	$5,422	$5,121	$10,521	$10,298

Stock-Based Compensation—In May 2002, our board of directors adopted our 2002 Equity and Performance Incentive Plan. In April 2003, the 2002 Equity and Performance Incentive Plan was approved by our stockholders at our annual meeting of stockholders. The 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (the Equity Plan) provides for the grant of incentive stock options and nonqualified stock options and the grant or sale of restricted shares of common stock to our directors, key employees and consultants. The board may provide for the payment

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

of dividend equivalents, on a current, deferred or contingent basis, on the options granted under the Equity Plan. The board may also authorize participants in the Equity Plan to defer receipt of their common stock upon exercise of their stock options and may further provide that such deferred issuances include the payment of dividend equivalents or interest on the deferred amounts. The board may condition the grant of any award under the Equity Plan on a participant’s surrender or deferral of his or her right to receive a cash bonus or other compensation payable by us. The board can delegate its authority under the Equity Plan to any committee of the board.

Shares Reserved; Plan Limits. We have reserved a total of 474,599 shares of our common stock for issuance under the Equity Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts, or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options or issuance of restricted stock or restricted share units will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the Equity Plan for more than 24,718 shares during any calendar year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of June 30, 2006, options and restricted share units for 407,582 common shares were awarded under the Equity Plan, including options granted on March 1, 2006 for 11,000 common shares at an exercise price of $26.84 (the fair market value on the date of the grant); options granted on April 19, 2006 for 10,000 common shares at an exercise price of $25.58 (the fair market value on the date of the grant); and restricted shares granted on April 19, 2006 for 24,916 common shares with a fair market value on the date of the grant of $25.58 per share.

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

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Compensation expense for stock options granted to employees under the Equity Plan was recognized based on the difference, if any, between the quoted market price of our common stock and the exercise price of the option at the date of grant.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS 123(R), we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS 123(R), we started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses. Previously, we recorded forfeitures as incurred. We estimated the forfeiture rate based on historical experience.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 were approximately $0.01 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25.

Options. Stock options outstanding as of December 31, 2005 and June 30, 2006, and changes during the six-month period ended June 30, 2006, were as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	225,350	$26.30
Granted	21,000	26.24
Exercised	(2,500)	17.00
Forfeited or expired	(3,000)	33.86

Outstanding at June 30, 2006	240,850	$26.30

Exercisable at June 30, 2006	199,350

	Options outstanding			Options exercisable
	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16 to $18	66,440	6.4 years	$17.24	66,440	$17.24
$25 to $27	91,910	8.1 years	$26.56	77,910	$26.62
$29 to $34	82,500	8.8 years	$33.30	55,000	$33.30

Total	240,850			199,350

The following table illustrates the pro forma effect on net income and earnings per share for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to our options at that time (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$5,121	$10,298
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(170)	(559)

Pro forma net income	$4,951	$9,739

Basic earnings per common share:
As reported	$0.33	$0.65
Pro forma	$0.31	$0.62
Diluted earnings per common share:
As reported	$0.32	$0.65
Pro forma	$0.31	$0.62

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The fair value of each option award at the grant date was estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Expected life of options	5.5 years	5.0 years
Risk-free interest rate	4.0%	4.8%
Expected stock price volatility	54.9%	69.1%
Expected dividend yield	0.0%	0.0%

The fair value of options outstanding at June 30, 2006 was $3.2 million. For purposes of determining the pro forma amounts presented above, the weighted-average per share fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $13.00 and $18.62, respectively.

Restricted Share Units. The following outlines the unrecognized compensation cost associated with the outstanding restricted share unit awards for the six months ended June 30, 2006 (dollar amounts in thousands):

	Restricted Share Units	Unamortized Grant Date Fair Value
Non-vested at December 31, 2005	35,226	$778
Granted	24,916	637
Vested	—	—
Forfeited	—	—
Expense recognized	—	(119)

Non-vested at June 30, 2006	60,142	$1,296

The unrecognized compensation cost of $1.3 million at June 30, 2006 related to outstanding restricted share units is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by our directors throughout the award period. Upon vesting, all restrictions initially placed upon the common shares lapse.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning January 1, 2007. We are currently assessing the impact of this recent interpretation on our financial statements.

B. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (in thousands):

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$1	$7	$2	$7
Rent and maintenance costs paid to related parties	1	1	2	14

	$2	$8	$4	$21

Other rent paid to related parties	$—	$13	$—	$27

Sub-contracting services paid to related parties:
Corbus, LLC	$15	$82	$1,381	$163

Revenues from related parties:
Corbus, LLC	$548	$—	$822	$—
Aerospace Integration Corporation (AIC) (1)	—	—	29	—

	$548	$—	$851	$—

(1)	Revenues from AIC in 2006 were prior to our acquisition of AIC as discussed in Note C below.

During 2005, we jointly owned certain aircraft with Soin Aviation, LLC. In the first quarter of 2006, we received $26,000 from Soin Aviation related to the exchange of our 10% interest in one aircraft we jointly owned with Soin Aviation, LLC for a 10% interest in a second aircraft jointly owned with Soin Aviation, LLC. The exchange of the aircraft ownership interests eliminated our joint ownership of aircraft with Soin Aviation LLC.

We believe that our subcontracting, lease and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At June 30, 2006 and December 31, 2005, amounts due from related parties were $0 and $5,000 respectively. At June 30, 2006 and December 31, 2005, amounts payable to related parties were $8,000 and $859,000, respectively.

C. ACQUISITIONS

On April 1, 2006, we acquired all the outstanding capital stock of Aerospace Integration Corporation (AIC) from AIC’s stockholders. AIC serves the Department of Defense, and its largest customer presence is with Special Operations Forces. AIC’s principal business is the design of and systems engineering for modifications to avionics, flight controls, and weapon systems. The upgraded systems and components are then fully integrated into fixed and rotary winged aircraft.

The initial purchase price for 100% of the outstanding capital stock of AIC was $44.3 million. Additionally, acquisition related closing expenses of approximately $0.2 million were incurred. The total purchase price of $44.5 million was paid in cash at closing, all of which was borrowed under the revolving loan portion of our Credit Agreement (See Note E below).

AIC’s stockholders may receive additional payments through 2007 if certain operating goals are achieved. It is anticipated that we will realize certain income tax benefits in future periods as a result of AIC’s stockholders’ agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986. If certain assumptions were realized, these benefits would amount to a net present value of approximately $8 million.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The initial purchase price for the AIC acquisition was allocated as follows (in thousands):

Cash and equivalents	$42
Accounts receivable, net	12,798
Prepaids and other current assets	1,070
Property and equipment, net	7,883
Intangible assets – Purchase price allocated to contracts	5,600
Goodwill	23,059
Current liabilities	(5,929)

Net assets acquired	$44,523

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over six years, which is the estimated remaining life of the contracts, including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

The revenue of AIC reflected in our consolidated statement of income for the three and six months ended June 30, 2006 was approximately $13.2 million.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of AIC had occurred as of January 1, 2005, is presented below. These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management.

(in thousands, except per share data)	Three months ended June 30,	Six months ended June 30,
	2005	2006	2005
Revenue	$96,718	$212,421	$190,199
Net income	5,096	9,917	10,278

Basic and diluted earnings per share	$0.32	$0.63	$0.65

Pro forma adjustments for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005 include:

(in thousands)	Three months ended June 30,	Six months ended June 30,
	2005	2006	2005
Intangible amortization expense (1)	$(233)	$(233)	$(467)
Income taxes (expense) benefit (2)	(16)	76	(13)
Net interest expense (3)	(415)	(537)	(686)
Acquisition closing expenses (4)	—	(2,626)	—

(1)	Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of acquisition.
(2)	Pro forma adjustment to reflect income taxes as if AIC had been a “C” corporation for the periods presented, at an estimated combined effective income tax rate of 39.6% for the three and six months ended June 30, 2005 and 39.4% for the six months ended June 30, 2006.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

(3)	Pro forma adjustment to reflect the elimination of AIC interest expense, as well as reflect interest expense on the approximate $44.5 million in debt that would have been used to consummate the acquisition on January 1, 2005.
(4)	Pro forma adjustment to give effect to the elimination of non-recurring expense related to closing costs on the purchase of AIC included in results for the six months ended June 30, 2006.

F. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we performed an impairment test of goodwill during the fourth quarter of 2005 and determined that no impairment of the recorded goodwill existed. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated reporting unit. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, our impairment testing will be performed during the fourth quarter.

The components of other intangibles at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006	December 31, 2005
Purchase price allocated to customer contracts	$41,254	$35,654
Capitalized software costs	554	623
Non-compete covenants	25	25

	41,833	36,302
Accumulated amortization	(11,243)	(8,404)

	$30,590	$27,898

Estimated annual intangible amortization expense for the remainder of 2006 and the next five years (in thousands):

For the remaining six months ending December 31, 2006	$3,073

Estimated annual intangible amortization expense (in thousands) for the next five years:

Year Ending December 31,
2007	$6,145
2008	5,585
2009	3,773
2010	3,629
2011	3,629

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

Balance as of December 31, 2005	$135,703
Additional goodwill from 2006 earn-out related to our MTI acquisition	14
Additional goodwill arising from our AIC acquisition	23,059

Balance as of June 30, 2006	$158,776

E. LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro forma earnings before interest, taxes, depreciation, and amortization (EBITDA).

The borrowing availability at June 30, 2006 under the revolving loan portion of our Credit Agreement was $48.9 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of June 30, 2006, we were in compliance with these covenants.

June 30, 2006
Credit Agreement, due March 31, 2010 (in thousands):
Term Loan	$54,000
Revolving Loan	36,100

Total debt	90,100
Less—current maturities	(7,250)

$82,850

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $27 million as of June 30, 2006, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our current spread of 150 basis points, or 6.37%. At June 30, 2006, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.0% plus our current spread of 150 basis points, or 6.5%.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 5.44% plus our current spread of 125 basis points, or 6.69%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of June 30, 2006, was 6.4%, including our current spread of 125 basis points.

We account for our interest rate swap agreements under the provisions of Statement of Financial Accounting Standard No. 133, and have determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the swap agreement, net of income tax benefits, will be reported in other assets or other long-term liabilities, and the change in fair value, net of income tax benefit, will be reported as other comprehensive income or loss on the consolidated balance sheet.

F. SUBSEQUENT EVENTS

Share Repurchase Program Authorized—On July 27, 2006, MTC’s board of directors authorized the Company to repurchase outstanding shares of MTC common stock up to a value of $10 million. The repurchases may be made in open market purchases or in privately negotiated transactions.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company may also implement all or part of the purchases under a Rule 10b5-1 trading plan so as to provide the flexibility to extend its share purchases beyond the quarterly purchasing window.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 and the financial condition of MTC at June 30, 2006 compared to December 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

We provide sophisticated Technical and Professional Acquisition Services; Aircraft Modernization and Sustainment; Land Forces Technical and Professional Services; Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Systems and Services focusing primarily on U.S. federal government agencies such as the Department of Defense, various intelligence agencies and other companies that serve these same markets. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three- and six-month periods ended June 30, 2006, over 98%, respectively, of our revenue was derived ultimately from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands, compared to over 95% for the same periods in 2005.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts: the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) and the Flexible Acquisition and Sustainment Tool (FAST) contract. Revenue under the ASC/BPA was approximately 7% of our total revenue for the three and six months ended June 30, 2006 and 2005. The largest task order under the ASC/BPA amounted to approximately 1.0% of total revenue for both the three and six months ended June 30, 2006 and June 30, 2005. The ASC/BPA, which was awarded as a small business set-aside contract, is set to expire on August 7, 2006, with work on previously awarded task orders extending into 2007. The replacement contract is also a small business set-aside contract for which we did not qualify to bid as a prime contractor. We believe we have a viable strategy to retain the bulk of our work and profitability under the replacement contract because we are a subcontractor to four small businesses that have been awarded the replacement contract. However, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Our revenue under the FAST contract was approximately 22% and 21% of total revenue for the three and six months ended June 30, 2006 and June 30, 2005, respectively. For the three and six months ended June 30, 2006, FAST revenue was comprised of 60 separate task orders, the largest of which amounted to approximately 4.5% of total revenue for the three and six months ended June 30, 2006. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Services Administration (GSA) vehicles, accounted for more than 2% of revenue for the three and six months ended June 30, 2006.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Under the FAST contract, we have the potential to compete for millions of dollars in task orders over the FAST contract’s approximately two-and-a-half-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. In addition, a few of our FAST task orders have a period of performance extending into 2011. As of June 30, 2006, we have been awarded multiple individual task orders under the FAST contract with a remaining potential award value of approximately $934 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next several years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2004 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the six months ended June 30, 2006 and 2005, approximately 75% and 76%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 73% and 75% of our revenue for the six months ended June 30, 2006 and 2005, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Time-and-materials	52%	52%	53%	52%
Fixed-price	34%	34%	32%	33%
Cost-plus	14%	14%	15%	15%

Total	100%	100%	100%	100%

Funded Backlog. Backlog, which consists of funded and unfunded portions, is our estimate of the total potential value of all orders for services under existing signed contracts and task orders, assuming, where appropriate, the exercise of all options and add-ons relating to those contracts and task orders, subject to available ceiling remaining on those contracts and task orders. We define funded backlog as the portion of total backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized. Funded backlog excludes options and add-ons to existing contracts for which we have not yet received funding. Our funded backlog does not include the full potential value of our contracts, because funds for a particular program or contract are regularly funded on a yearly or even shorter basis, even though the contract may call for performance over a number of years.

The primary source of our backlog is contracts to perform work for the federal government. Our estimated funded backlog at June 30, 2006 was approximately $261 million as compared to approximately $281 million at June 30, 2005. The approximate $20 million decrease in funded backlog resulted primarily from funding decreases in FAST, ASC/BPA, and Technical Acquisition Support Services and GSA contracts and task orders. These decreases in funded backlog were partially offset by an increase in the funded backlog resulting from the acquisition of Aerospace Integration Corporation (AIC) in the second quarter of 2006.

Our funded backlog at June 30, 2006 was approximately 66% of our trailing twelve-month revenue, which is slightly higher than the range of typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Portions of this Quarterly Report that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this Quarterly Report involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; delays in the bidding/award process; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions, including the recent acquisition of AIC, that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
Revenue	$111.3	100.0%	$89.7	100.0%	$199.6	100.0%	$175.0	100.0%
Cost of revenue	92.7	83.3	75.0	83.6	166.7	83.5	146.5	83.7

Gross profit	18.6	16.7	14.7	16.4	32.9	16.5	28.5	16.3
General and administrative expenses	6.9	6.2	4.2	4.7	11.1	5.6	7.9	4.5
Intangible asset amortization	1.5	1.4	1.3	1.4	2.8	1.4	2.4	1.4

Operating income	10.2	9.1	9.2	10.3	19.0	9.5	18.2	10.4
Net interest expense	1.4	1.2	0.7	0.8	2.2	1.1	1.1	0.6

Net income before income taxes	8.8	7.9	8.5	9.5	16.8	8.4	17.1	9.8
Income tax expense	3.5	3.1	3.4	3.8	6.6	3.3	6.8	3.9

Net income	$5.3	4.8%	$5.1	5.7%	$10.2	5.1%	$10.3	5.9%

THREE MONTHS ENDED JUNE 30, 2006

COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenue. Revenue for the three months ended June 30, 2006 increased 24.1%, or $21.6 million, as compared to the same period in 2005, and of which 16.0%, or $14.5 million, came from organic growth, with the balance representing acquired revenue. Our organic growth of $14.5 million primarily resulted from an increase in FAST revenue as a result of contract deliveries.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Gross profit. Gross profit for the three months ended June 30, 2006 increased 26.1%, or $3.8 million, as compared to the same period in 2005. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased from 16.4% in the second quarter of 2005 to 16.7% in the second quarter of 2006 primarily due to changes in business mix.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2006 increased 63.8%, or $2.7 million, as compared to the same period in 2005. Included in general and administrative expenses for the quarter ended June 30, 2006 is approximately $2.0 million of general and administrative expenses from AIC, which was acquired in the second quarter of 2006, as well as approximately $0.2 million of non-cash stock compensation expense. Additionally, general and administrative expenses reflect higher labor costs to support the continued growth of our business. General and administrative expenses as a percentage of revenue increased to 6.2% of revenue for the three months ended June 30, 2006 as compared to 4.7% of revenue in the same period in 2005.

Intangible asset amortization. Intangible asset amortization for the three months ended June 30, 2006 increased 15.2%, or $0.2 million, as compared to the same period in 2005. This increase was primarily the result of the amortization of intangible assets of $0.2 million related to the acquisition of AIC completed during the second quarter of 2006.

Operating income. Operating income for the three months ended June 30, 2006 increased 10.5%, or $1.0 million, as compared to the three months ended June 30, 2005. This increase in operating income primarily reflects the increased gross profit partially offset by the increased general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.3% of revenue for the three months ended June 30, 2005 to 9.1% for the three months ended June 30, 2006.

Net interest expense. The $0.7 million increase in net interest expense related to the borrowings made under our credit facility in 2006, which were used primarily to fund the acquisition of AIC completed in the second quarter of 2006.

Income tax expense. Income tax expense for the three months ended June 30, 2006 increased approximately 3.4%, or $0.1 million, as compared to the same period in 2005. Our effective income tax rates for the quarters ended June 30, 2006 and 2005 were 39.7% and 39.6%, respectively.

Net income. Net income for the three months ended June 30, 2006 increased 3.1%, or approximately $0.2 million, as compared to the three months ended June 30, 2005. This increase in net income was primarily the result of the increase in operating income, partially offset by the increased income tax expense.

SIX MONTHS ENDED JUNE 30, 2006

COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenue. Revenue for the six months ended June 30, 2006 increased 14.1%, or $24.7 million, as compared to the same period in 2005, and of which 7% or $12.1 million came from organic growth, with the balance representing acquired revenue. Our organic growth of $12.1 million primarily resulted from an increase in FAST revenue due to contract deliveries.

Gross profit. Gross profit for the six months ended June 30, 2006 increased 15.7%, or $4.5 million, as compared to the same period in 2005. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased to 16.5% for the six months ended June 30, 2006, compared to 16.3% in the same period in 2005, primarily due to changes in business mix.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2006 increased 40.4%, or $3.2 million, as compared to the same period in 2005. Included in general and administrative expenses for the quarter ended June 30, 2006 is approximately $2.0 million of general and administrative expenses from AIC, which was acquired in the second quarter of 2006, as well as non-cash stock compensation expense of $0.4 million, and increased salary and benefit expenses resulting from the addition of personnel to support our growth. General and administrative expenses as a percentage of revenue increased from 4.5% of revenue for the six months ended June 30, 2005 to 5.6% for the six months ended June 30, 2006.

Intangible asset amortization. Intangible asset amortization for the six months ended June 30, 2006 increased 16.8%, or $0.4 million, as compared to the same period in 2005. This increase was the result of the amortization of intangible assets related to the acquisitions completed during the first quarter of 2005 and the second quarter of 2006.

Operating income. Operating income for the six months ended June 30, 2006 increased 4.9%, or $1.0 million, as compared to the six months ended June 30, 2005. This increase in operating income primarily reflects the increased gross profit partially offset by increased general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.4% of revenue for the six months ended June 30, 2005 to 9.5% for the six months ended June 30, 2006.

Net interest expense. The $1.1 million increase in net interest expense related to the borrowings made under our credit facility in 2006, which were used primarily to fund the acquisition of AIC completed in the second quarter of 2006.

Income tax expense. Income tax expense for the six months ended June 30, 2006 decreased approximately 1.7%, or $0.1 million, as compared to the same period in 2005. Our effective income tax rates for the six months ended June 30, 2006 and 2005 were 39.4% and 39.6%, respectively.

Net income. Net income for the six months ended June 30, 2006 decreased 0.9%, or $0.1 million, as compared to the six months ended June 30, 2005. This decrease in net income was primarily the result of increased net interest expense, offset by increased operating income.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Our cash and cash equivalents balance was $4.7 million and $13.8 million on June 30, 2006 and December 31, 2005, respectively. Our working capital was approximately $62.3 million at June 30, 2006 and approximately $53.9 million at December 31, 2005. Our working capital increased $8.4 million in the first six months of 2006 due to:

•	a $15.5 million increase in current assets, primarily as a result of a $17.4 million increase in accounts receivable, primarily due to the acquisition of AIC in the second quarter of 2006, and

•	an offsetting increase in current liabilities of $7.1 million due primarily to a $4.3 million increase in accounts payable, also due to the acquisition of AIC.

Our operating activities provided net cash of approximately $6.2 million for the six months ended June 30, 2006. The cash provided by operations primarily represented net income of $10.2 million adjusted for depreciation and amortization of $4.3 million and changes in working capital as discussed above.

For the six months ended June 30, 2005, our operating activities provided net cash of approximately $14.3 million, primarily represented by net income adjusted for depreciation and amortization.

Our investing activities used net cash of approximately $48.4 million for the six months ended June 30, 2006 as a result of approximately $44.5 million of payments made in connection with our acquisition of AIC and $2.3 million of retention payments related to prior acquisitions. In addition we made $2.5 million of capital expenditures during the first six months of 2006. We currently anticipate 2006 aggregate capital expenditures will range between $6.0 and $7.0 million for additional facilities, software tools and computer equipment to support our growth.

Net cash used by investing activities for the six months ended June 30, 2005 of $106.7 million consisted of $105.7 million of payments made in connection with acquisitions and $1.1 million of capital expenditures.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our financing activities provided net cash of approximately $33.2 million for the six months ended June 30, 2006, which primarily consisted of $33.1 million in net borrowings under our credit facility, used primarily to fund the acquisition of AIC.

Our financing activities provided net cash of approximately $62.6 million for the six months ended June 30, 2005, which consisted of net proceeds of $62.1 million in net borrowings under our credit facility and of $0.5 million from common stock issuances related to the exercise of stock options.

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro forma earnings before interest, taxes, depreciation, and amortization (EBITDA).

As of June 30, 2006, we had $90.1 million outstanding under the Credit Agreement, compared to $57.0 million outstanding as of December 31, 2005.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of June 30, 2006, we were in compliance with these covenants.

Effective April 1, 2006, we and our wholly owned subsidiary, MTC Technologies, Inc., an Ohio corporation, entered into a definitive agreement with the stockholders of AIC to purchase all the outstanding capital stock of AIC. The initial purchase price for 100% of the capital stock of AIC, including acquisition related closing expenses, was $44.5 million, paid in cash at closing, all of which was borrowed under the revolving loan portion of our Credit Agreement.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. As of June 30, 2006, we had $90.1 million of borrowings outstanding under the term loan portion of the Credit Agreement. We have offset a portion of our interest rate risk by entering into interest rate swap agreements.

In October 2005 we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to 50% of the outstanding balance on our term loan, or $27.0 million as of June 30, 2006, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005, and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our current spread of 150 basis points, or 6.37%.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 5.44% plus our current spread of 125 basis points, or 6.69%.

A hypothetical 100 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $156,000 and $245,000, respectively, for the three and six months ended June 30, 2006.

ITEM 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on this review, our CEO and CFO have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In April 2006 we acquired all of the outstanding capital stock of AIC. Excluding intercompany payables and receivables, AIC accounts for approximately $24.9 million of our consolidated assets as of June 30, 2006, and excluding intercompany revenue, AIC accounted for approximately $13.2 million of our consolidated revenue for the six months ended June 30, 2006. Although our management will diligently conduct an assessment of all our internal control over financial reporting for the year ending December 31, 2006, including AIC’s internal control over financial reporting, management has not yet completed its assessment of AIC’s internal control over financial reporting since the date of acquisition.

Other than changes resulting from our acquisition of AIC, there were no changes in our internal control over financial reporting during the three months ended June 30, 2006 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 19, 2006 (“Annual Meeting”). The following matters were voted upon at the Annual Meeting.

Matter 1: To elect two directors, David S. Gutridge and Lawrence A. Skantze, each to serve for a term of three years and until a successor is elected and qualified;

Matter 2: To ratify the selection of Ernst & Young LLP as the independent accountants of MTC Technologies, Inc. for the year ending December 31, 2006.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
Matter 1:

David S. Gutridge	14,698,278	30,224	—	1,040,846
Lawrence A. Skantze	14,715,240	13,262	—	1,040,846
Matter 2	14,694,277	34,225	—	1,040,846

The Directors not up for re-election whose terms of office as a director continued after the meeting are:

•	Don R. Graber

•	Rajesh K. Soin

•	Kenneth A. Minihan

•	Lester L. Lyles

•	William E. MacDonald

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: August 7, 2006

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