Form 10-Q
period 2006-09-30
MTC TECHNOLOGIES INC
filed 2006-11-06
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of October 31, 2006 was 15,304,599.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,746	$13,755
Accounts receivable, net	85,218	81,683
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	9,494	6,253
Work-in-process inventories	10,934	8,184
Prepaid expenses and other current assets	3,548	2,616

Total current assets	113,940	112,491
Property and equipment, net	18,988	9,320
Goodwill, net	159,257	135,703
Intangible assets, net	29,019	27,898
Other assets	1,340	214

Total assets	$322,544	$285,626

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$7,875	$6,000
Accounts payable	27,545	31,131
Compensation and related items	18,078	16,542
Billings in excess of costs and estimated earnings on uncompleted contracts	5,582	2,677
Income taxes payable and other current liabilities	3,721	2,291

Total current liabilities	62,801	58,641

Long-term debt	76,625	51,000
Deferred income taxes and other long-term liabilities	4,448	4,342

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,304,599 and 15,766,848 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	16	16
Paid-in capital	121,643	121,227
Retained earnings	66,857	51,815
Accumulated other comprehensive loss	(22)	(54)
Treasury stock	(9,824)	(1,361)

Total stockholders’ equity	178,670	171,643

Total liabilities and stockholders’ equity	$322,544	$285,626

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statements of Income (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	$105,194	$101,210	$304,845	$276,177
Cost of revenue	87,873	85,528	254,575	232,019

Gross profit	17,321	15,682	50,270	44,158
General and administrative expenses	6,375	4,390	17,445	12,276
Intangible asset amortization	1,536	1,372	4,375	3,802

Operating income	9,410	9,920	28,450	28,080
Interest income	72	69	306	199
Interest expense	(1,500)	(776)	(3,934)	(2,016)

Interest expense, net	(1,428)	(707)	(3,628)	(1,817)

Income before income tax expense	7,982	9,213	24,822	26,263
Income tax expense	3,145	3,648	9,780	10,400

Net income	$4,837	$5,565	$15,042	15,863

Basic earnings per common share	$0.31	$0.35	$0.96	$1.01

Diluted earnings per common share	$0.31	$0.35	$0.96	$1.00

Weighted average common shares outstanding:
Basic	15,605,610	15,759,348	15,713,958	15,739,232
Diluted	15,625,304	15,823,582	15,746,258	15,800,713

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statement of Cash Flows (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$15,042	$15,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,883	5,235
Stock compensation expense	561	109
Deferred income taxes	(470)	(219)
Gain on sale of fixed assets	(126)	—
Other	—	9
Changes in operating assets and liabilities:
Accounts receivable	9,264	4,467
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	(4,681)	3,047
Work-in-process inventories	(442)	(2,170)
Prepaid expenses and other assets	(181)	(163)
Accounts payable	(6,416)	2,377
Compensation and related items	1,820	5,888
Billings in excess of costs and estimated earnings on uncompleted contracts	1,702	(3,105)
Income taxes payable and other current liabilities	943	(1,259)

Net cash provided by operating activities	23,899	30,079
Cash flows from investing activities:
Payments for acquired businesses	(47,833)	(105,585)
Purchase of property and equipment	(5,129)	(2,195)
Proceeds from sale of property and equipment	963	48

Net cash used in investing activities	(51,999)	(107,732)
Cash flows from financing activities:
Issuance of common stock	43	502
Proceeds from long-term borrowing	—	60,000
Proceeds from borrowings on credit facility	95,550	136,100
Payments on credit facility	(63,550)	(136,100)
Payments on long-term borrowing	(4,500)	(1,500)
Excess tax benefits from share-based payments	11	—
Repurchases of common stock	(8,463)	—

Net cash provided by financing activities	19,091	59,002

Net decrease in cash	(9,009)	(18,651)
Cash and cash equivalents at beginning of period	13,755	31,015

Cash and cash equivalents at end of period	$4,746	$12,364

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim financial information—The consolidated financial statements as of September 30, 2006 and 2005 and for the three- and nine-month periods ended September 30, 2006 and 2005 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended September 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

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

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	15,605,610	15,759,348	15,713,958	15,739,232
Effect of potential exercise of stock options	19,694	64,234	32,300	61,481

Diluted weighted average common shares outstanding	15,625,304	15,823,582	15,746,258	15,800,713

Comprehensive Income—The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$4,837	$5,565	$15,042	$15,863
Change in fair value of interest rate swap, net of tax expense of $184 and $21, respectively	(284)	—	32	—

Comprehensive income	$4,553	$5,565	$15,074	$15,863

Stock-Based Compensation—In May 2002, our board of directors adopted our 2002 Equity and Performance Incentive Plan. In April 2003, the 2002 Equity and Performance Incentive Plan was approved by our stockholders at our annual meeting of stockholders. The 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (the Equity Plan) provides for the grant of

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Shares Reserved; Plan Limits. We have reserved a total of 474,599 shares of our common stock for issuance under the Equity Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts, or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options or issuance of restricted stock or restricted share units will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the common Equity Plan for more than 24,718 shares during any calendar year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of September 30, 2006, options and restricted share units for 432,300 common shares were awarded under the Equity Plan, including options granted on March 1, 2006 for 11,000 common shares at an exercise price of $26.84; options granted on April 19, 2006 for 10,000 common shares at an exercise price of $25.58; restricted shares granted on April 19, 2006 for 24,916 common shares with a fair market value on the date of the grant of $25.58 per share; and options granted on August 14, 2006 for 24,718 common shares at an exercise price of $20.40. The exercise price for all options granted is the fair market value of the Company’s common stock on the date of the grant.

Stock options previously granted under the Equity Plan will be exercisable from time to time prior to the tenth anniversary of the date of grant. Options vest in equal installments, generally to the extent of: (1) thirty-three and one-third percent (33 1/3%) of the optioned shares on the date of grant; and (2) an additional thirty-three and one-third percent (33 1/3%) of the optioned shares on the first and second anniversaries of the date of grant. The options granted on August 14, 2006 vest in equal installments to the extent of 20% on the first through fifth anniversaries of the date of grant.

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Compensation expense for stock options granted to employees under the Equity Plan was recognized based on the difference, if any, between the quoted market price of our common stock and the exercise price of the option at the date of grant.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (1) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS 123(R), we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

under the prior accounting rules. Further, upon adoption of SFAS 123(R), we started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses. Previously, we recorded forfeitures as incurred. We estimate the forfeiture rate based on historical experience.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the three and nine months ended September 30, 2006 was impacted by $0.1 million and $0.2 million, respectively. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 was impacted by $0.00 and $0.01.

Options. Stock options outstanding as of December 31, 2005 and September 30, 2006, and changes during the nine-month period ended September 30, 2006, were as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	225,350	$26.30
Granted	45,718	23.08
Exercised	(2,500)	17.00
Forfeited or expired	(3,000)	33.86

Outstanding at September 30, 2006	265,568	$25.75

Exercisable at September 30, 2006	199,350

	Options outstanding			Options exercisable
Option Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16 to $21	91,158	7.2 years	$18.10	66,440	$17.24
$25 to $27	91,910	7.8 years	$26.56	77,910	$26.62
$29 to $34	82,500	8.5 years	$33.30	55,000	$33.30

Total	265,568			199,350

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123(R) to our options at that time (in thousands, except per share amounts):

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$5,565	$15,863
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(101)	(661)

Pro forma net income	$5,464	$15,202

Basic earnings per common share:
As reported	$0.35	$1.01
Pro forma	$0.35	$0.97
Diluted earnings per common share:
As reported	$0.35	$1.00
Pro forma	$0.35	$0.96

The fair value of each option award at the grant date was estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected life of options	5.8 years	5.0 years
Risk-free interest rate	4.2%	3.5%
Expected stock price volatility	51.8%	50.9%
Expected dividend yield	0.0%	0.0%

The fair value of options outstanding at September 30, 2006 was $3.4 million. For purposes of determining the pro forma amounts presented above, the weighted-average per share fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $11.59 and $18.62, respectively.

Restricted Share Units. The following outlines the unrecognized compensation cost associated with the outstanding restricted share unit awards for the nine months ended September 30, 2006 (dollar amounts in thousands):

	Restricted Share Units	Unamortized Grant Date Fair Value
Non-vested at December 31, 2005	35,226	$778
Granted	24,916	637
Expense recognized	—	(199)

Non-vested at September 30, 2006	60,142	$1,216

The unrecognized compensation cost of $1.2 million at September 30, 2006 related to outstanding restricted share units is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by our directors throughout the award period. Upon vesting, all restrictions initially placed upon the common shares lapse.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning January 1, 2007. We are currently assessing the impact of this recent interpretation on our consolidated financial statements.

B. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder and Chairman of the Board of Directors. The following is a summary of transactions with related parties (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$2	$7	$4	$14
Rent and maintenance costs paid to related parties	89	1	91	15

	$91	$8	$95	$29

Other rent paid to related parties	$—	$13	$—	$40

Sub-contracting services paid to related parties:
Corbus, LLC	$15	$—	$1,396	$—

Revenues from related parties:
Corbus, LLC	$411	$210	$1,233	$373

Aerospace Integration Corporation (AIC) (1)	$—	$—	$29	$—

(1)	Revenues from AIC in 2006 were prior to our acquisition of AIC as discussed in Note C below.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

At September 30, 2006 and December 31, 2005, amounts due from related parties were $0 and $5,000, respectively. At September 30, 2006 and December 31, 2005, amounts payable to related parties were $0 and $859,000, respectively.

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

AIC’s stockholders may receive additional payments through 2007 if certain operating goals are achieved. It is anticipated that we will realize certain income tax benefits in future periods as a result of AIC’s stockholders’ agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986. If certain assumptions are realized, these benefits would amount to a net present value of approximately $8 million.

The initial purchase price for the AIC acquisition was allocated as follows (in thousands):

Cash and equivalents	$42
Accounts receivable, net	12,798
Prepaids and other current assets	1,070
Property and equipment, net	7,883
Intangible assets – Purchase price allocated to contracts	5,600
Goodwill	23,540
Current liabilities	(6,410)

Net assets acquired	$44,523

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over six years, which is the estimated remaining life of the contracts, including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

The revenue of AIC reflected in our consolidated statement of income for the three and nine months ended September 30, 2006 was approximately $16.0 million and $29.2 million, respectively.

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of AIC had occurred as of January 1, 2005 is presented below. These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

(in thousands, except per share data)	Three months ended September 30, 2005	Nine months ended September 30,
		2006	2005
Revenue	$108,200	$317,615	$298,399
Net income	5,636	14,912	15,909

Basic and diluted earnings per share	$0.36	$0.95	$1.01

Pro forma adjustments for the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005 include:

(in thousands)	Three months ended September 30, 2005	Nine months ended September 30,
		2006	2005
Intangible amortization expense (1)	$(233)	$(233)	$(700)
Income taxes expense (benefit) (2)	47	(83)	30
Net interest expense (3)	(423)	(537)	(1,119)
Acquisition closing expenses (4)	—	2,626	—

(1)	Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of acquisition.
(2)	Pro forma adjustment to reflect income taxes as if AIC had been a “C” corporation for the periods presented, at an estimated combined effective income tax rate of 39.6% for the three and nine months ended September 30, 2005 and 39.4% for the nine months ended September 30, 2006.
(3)	Pro forma adjustment to reflect the elimination of AIC interest expense, as well as reflect interest expense on the approximate $44.5 million in debt that would have been used to consummate the acquisition on January 1, 2005.
(4)	Pro forma adjustment to give effect to the elimination of non-recurring expense related to closing costs on the purchase of AIC included in results for the nine months ended September 30, 2006.

D. GOODWILL AND INTANGIBLE ASSETS

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The components of other intangibles at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005
Purchase price allocated to customer contracts	$41,254	$35,654
Capitalized software costs	519	623
Non-compete covenants	25	25

	41,798	36,302
Accumulated amortization	(12,779)	(8,404)

	$29,019	$27,898

Estimated annual intangible amortization expense for the remainder of 2006 and the next five years (in thousands):

For the remaining three months ending December 31, 2006	$1,536

Estimated annual intangible amortization expense (in thousands) for the next five years:

Year Ending December 31,
2007	$6,145
2008	5,585
2009	3,773
2010	3,629
2011	3,629

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

Balance as of December 31, 2005	$135,703
Additional goodwill from 2006 related to our Manufacturing Technology, Inc. (MTI) acquisition	14
Goodwill arising from our AIC acquisition	23,540

Balance as of September 30, 2006	$159,257

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

The borrowing availability at September 30, 2006 under the revolving loan portion of our Credit Agreement was $53 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of September 30, 2006, we were in compliance with these covenants.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Credit Agreement, due March 31, 2010 (in thousands):	September 30, 2006
Term Loan	$52,500
Revolving Loan	32,000

Total debt	84,500
Less—current maturities	7,875

$76,625

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $26.3 million as of September 30, 2006, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at September 30, 2006 of 150 basis points, or 6.37%. At September 30, 2006, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.375% plus our spread at September 30, 2006 of 150 basis points, or 6.875%.

We account for our interest rate swap agreements under the provisions of SFAS No. 133, and have determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the swap agreement, net of income tax benefits, will be reported in other assets or other long-term liabilities, and the change in fair value, net of income tax benefit, will be reported as other comprehensive income or loss on the consolidated balance sheet.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period that began in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.375% plus our spread at September 30, 2006 of 125 basis points, or 6.625%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of September 30, 2006, was 6.4375%, including our spread at September 30, 2006 of 125 basis points.

F. STOCK REPURCHASE PROGRAM

On July 27, 2006, our Board of Directors authorized the Company to repurchase up to $10 million of outstanding shares of MTC common stock in open market purchases or in privately negotiated transactions.

As of September 30, 2006, the Company had repurchased a total of 399,149 shares at an aggregate cost of $8.5 million. The remaining $1.5 million of shares were repurchased in October 2006.

In October 2006, our Board of Directors authorized the repurchase of up to an additional $10 million of outstanding shares of MTC common stock in the open market, including, without limitation, pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 and the financial condition of MTC at September 30, 2006 compared to December 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

We provide sophisticated Technical and Professional Acquisition Services; Aircraft Modernization and Sustainment; Land Forces Technical and Professional Services and Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Systems and Services and other technical and professional services focusing primarily on U.S. federal government agencies such as the Department of Defense, various intelligence agencies and other companies that serve these same markets. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three- and nine-month periods ended September 30, 2006, over 97% of our revenue was derived ultimately from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands, compared to over 96% for the same periods in 2005.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, in recent years a significant amount of our revenue has been earned under two contracts: the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) and the Flexible Acquisition and Sustainment Tool (FAST) contract. Revenue under the ASC/BPA was approximately 7% of our total revenue for the three and nine months ended September 30, 2006 and 2005. The largest task order under the ASC/BPA amounted to approximately 1% of total revenue for both the three and nine months ended September 30, 2006 and September 30, 2005. The ASC/BPA, which was awarded as a small business set-aside contract, expired on August 7, 2006, with work on previously awarded task orders extending into 2007. The replacement contract is also a small business set-aside contract for which we did not qualify to bid as a prime contractor. We believe we have a viable strategy to retain the bulk of our direct work and profitability under the replacement contract because we are a subcontractor to four small businesses that have been awarded the replacement contract. However, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Our revenue under the FAST contract was approximately 19% and 21% of total revenue for the three and nine months ended September 30, 2006, respectively, and 28% and 23% of total revenue for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2006, FAST revenue was comprised of 70 separate task orders, the largest of which amounted to approximately 2% and 3%, respectively, of total revenue for the three and nine months ended September 30, 2006. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Services Administration (GSA) vehicles, accounted for more than 3.5% of revenue for the three and nine months ended September 30, 2006.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Under the FAST contract, we have the potential to compete for millions of dollars in task orders over the FAST contract’s approximately two-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. In addition, a few of our FAST task orders have a period of performance extending into 2011. As of September 30, 2006, we have been awarded multiple individual task orders under the FAST contract with a remaining potential award value of approximately $508 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next few years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2004 and the rates have been agreed to. We do not anticipate any material adjustment to our consolidated financial statements in subsequent periods for audits not yet completed.

For the nine months ended September 30, 2006 and 2005, approximately 74% and 76%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 74% and 76% of our revenue for the nine months ended September 30, 2006 and 2005, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Time-and-materials	53%	47%	53%	50%
Fixed-price	33%	39%	33%	35%
Cost-plus	14%	14%	14%	15%

Total	100%	100%	100%	100%

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

The primary source of our backlog is contracts to perform work for the federal government. Our estimated funded backlog at September 30, 2006 was approximately $273 million as compared to approximately $261 million at September 30, 2005. The approximate $12 million increase in funded backlog resulted primarily from the acquisition of Aerospace Integration Corporation (AIC) in the second quarter of 2006. This increase was partially offset by a funding decrease for the FAST contract.

Our funded backlog at September 30, 2006 was approximately 68% of our trailing twelve-month revenue, which is slightly higher than the range of typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
Revenue	$105.2	100.0%	$101.2	100.0%	$304.8	100.0%	$276.2	100.0%
Cost of revenue	87.9	83.5	85.5	84.5	254.6	83.5	232.0	84.0

Gross profit	17.3	16.5	15.7	15.5	50.2	16.5	44.2	16.0
General and administrative expenses	6.4	6.0	4.4	4.3	17.4	5.7	12.3	4.4
Intangible asset amortization	1.5	1.5	1.4	1.4	4.4	1.5	3.8	1.4

Operating income	9.4	9.0	9.9	9.8	28.4	9.3	28.1	10.2
Net interest expense	1.4	1.4	0.7	0.7	3.6	1.2	1.8	0.7

Net income before income taxes	8.0	7.6	9.2	9.1	24.8	8.1	26.3	9.5
Income tax expense	3.2	3.0	3.6	3.6	9.8	3.2	10.4	3.8

Net income	$4.8	4.6%	$5.6	5.5%	$15.0	4.9%	$15.9	5.7%

THREE MONTHS ENDED SEPTEMBER 30, 2006

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue. Revenue for the three months ended September 30, 2006 increased 3.9%, or $4.0 million, as compared to the same period in 2005. Revenue growth resulted from approximately $16.0 million of revenue from the acquisition of AIC, primarily offset by a $12.0 million decline in revenue for the balance of the company as a result of delayed customer deliveries on various FAST task orders.

Gross profit. Gross profit for the three months ended September 30, 2006 increased 10.5%, or $1.6 million, as compared to the same period in 2005. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased from 15.5% in the third quarter of 2005 to 16.5% in the third quarter of 2006 primarily due to changes in business mix.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2006 increased 45.2%, or $2.0 million, as compared to the same period in 2005. Included in general and administrative expenses for the quarter ended September 30, 2006 is

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

approximately $1.9 million of general and administrative expenses from AIC, which was acquired in the second quarter of 2006, as well as approximately $0.1 million of non-cash stock compensation expense. These changes resulted in general and administrative expenses as a percentage of revenue increasing to 6.0% for the three months ended September 30, 2006 as compared to 4.3% in the same period in 2005.

Intangible asset amortization. Intangible asset amortization for the three months ended September 30, 2006 increased 12.0%, or $0.1 million, as compared to the same period in 2005. This increase was primarily the result of the amortization of intangible assets related to the acquisition of AIC completed during the second quarter of 2006.

Operating income. Operating income for the three months ended September 30, 2006 decreased 5.1%, or $0.5 million, as compared to the three months ended September 30, 2005. This decrease in operating income primarily reflects the increased gross profit offset by the increased general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 9.8% of revenue for the three months ended September 30, 2005 to 9.0% for the three months ended September 30, 2006.

Net interest expense. The $0.7 million increase in net interest expense related to the increased borrowings made under our credit facility in 2006, which were used primarily to fund the acquisition of AIC completed in the second quarter of 2006.

Income tax expense. Income tax expense for the three months ended September 30, 2006 decreased approximately 13.8%, or $0.4 million, as compared to the same period in 2005. Our effective income tax rates for the quarters ended September 30, 2006 and 2005 were 39.4% and 39.6%, respectively.

Net income. Net income for the three months ended September 30, 2006 decreased 13.1%, or approximately $0.8 million, as compared to the three months ended September 30, 2005. This decrease in net income was primarily the result of the decrease in operating income and the increase in net interest expense, partially offset by the decreased income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2006

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue. Revenue for the nine months ended September 30, 2006 increased 10.4%, or $28.6 million, as compared to the same period in 2005. Revenue growth resulted from approximately $35.0 million of revenue from acquisitions made during 2006 and 2005, offset by a decline in revenue for the balance of the Company. This decline is due in part to a $3.1 million decrease in revenue under the Technical Acquisition Support Services (TASS) contract, which was recompeted as a small business set-aside contract, and a $4.0 million decrease in revenue from the subcontracting of our commercial business.

Gross profit. Gross profit for the nine months ended September 30, 2006 increased 13.8%, or $6.0 million, as compared to the same period in 2005. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased to 16.5% for the nine months ended September 30, 2006, compared to 16.0% in the same period in 2005, primarily due to changes in business mix.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2006 increased 42.1%, or $5.1 million, as compared to the same period in 2005. Included in general and administrative expenses for the quarter ended September 30, 2006 is approximately $3.6 million of general and administrative expenses from AIC, which was acquired in the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

second quarter of 2006, non-cash stock compensation expense of $0.4 million, and increased salary and benefit expenses resulting from the addition of personnel to support our growth. General and administrative expenses as a percentage of revenue increased from 4.4% of revenue for the nine months ended September 30, 2005 to 5.7% for the nine months ended September 30, 2006.

Intangible asset amortization. Intangible asset amortization for the nine months ended September 30, 2006 increased 15.1%, or $0.6 million, as compared to the same period in 2005. This increase was the result of the amortization of intangible assets related to the acquisitions completed during the first quarter of 2005 and the second quarter of 2006.

Operating income. Operating income for the nine months ended September 30, 2006 increased 1.3%, or $0.3 million, as compared to the nine months ended September 30, 2005. This increase in operating income primarily reflects the increased gross profit partially offset by increased general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue decreased from 10.2% of revenue for the nine months ended September 30, 2005 to 9.3% for the nine months ended September 30, 2006.

Net interest expense. The $1.8 million increase in net interest expense related to the increased borrowings made under our credit facility in 2006, which were used primarily to fund the acquisition of AIC completed in the second quarter of 2006.

Income tax expense. Income tax expense for the nine months ended September 30, 2006 decreased approximately 6.0%, or $0.6 million, as compared to the same period in 2005. Our effective income tax rates for the nine months ended September 30, 2006 and 2005 were 39.4% and 39.6%, respectively.

Net income. Net income for the nine months ended September 30, 2006 decreased 5.2%, or $0.9 million, as compared to the nine months ended September 30, 2005. This decrease in net income was primarily the result of an increase in net interest expense, partially offset by the decreased income tax expense.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our positive cash flow from operations, our proceeds from stock offerings, and borrowings under our credit facilities have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our cash and cash equivalents balance was $4.7 million and $13.8 million on September 30, 2006 and December 31, 2005, respectively. Our working capital was approximately $51.1 million at September 30, 2006 and approximately $53.9 million at December 31, 2005. Our working capital decreased $2.8 million in the first nine months of 2006 primarily due to a $9.1 million decrease in cash and cash equivalents and a $6.8 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed. The increase in accounts receivable primarily related to the acquisition of AIC made in the second quarter of 2006.

Our operating activities provided net cash of approximately $23.9 million for the nine months ended September 30, 2006. The cash provided by operations primarily represented net income of $15.0 million adjusted for depreciation and amortization of $6.9 million and changes in working capital as discussed above. For the nine months ended September 30, 2005, our operating activities provided net cash of approximately $30.1 million, primarily represented by net income adjusted for depreciation and amortization and changes in working capital.

Our investing activities used net cash of approximately $52.0 million for the nine months ended September 30, 2006 as a result of approximately $47.8 million of payments made primarily in connection with our acquisition of AIC and other strategic investments, as well as $5.1 million of capital expenditures. We currently anticipate 2006 aggregate capital expenditures will range between $6.0 and $7.0 million for additional facilities, software tools and computer equipment to support our growth. Net cash used by investing activities for the nine months ended September 30, 2005 of $107.7 million consisted of $105.6 million of payments made in connection with acquisitions and $2.2 million of capital expenditures.

Our financing activities provided net cash of approximately $19.1 million for the nine months ended September 30, 2006, which primarily consisted of $27.5 million in net borrowings under our credit facility, used primarily to fund the acquisition of AIC, offset by the Company’s repurchase of outstanding MTC common stock during the period for $8.5 million. Our financing activities provided net cash of approximately $59.0 million for the nine months ended September 30, 2005, which consisted of net proceeds under the term loan portion of our credit facility of $58.5 million and $0.5 million from common stock issuances related to the exercise of stock options.

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

As of September 30, 2006, we had $84.5 million outstanding under the Credit Agreement, compared to $57.0 million outstanding as of December 31, 2005.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of September 30, 2006, we were in compliance with these covenants.

Effective April 1, 2006, we and our wholly owned subsidiary, MTC Technologies, Inc., an Ohio corporation, entered into a definitive agreement with the stockholders of AIC to purchase all the outstanding capital stock of AIC. The initial purchase price for 100% of the capital stock of AIC, including acquisition related closing expenses, was $44.5 million, including transaction costs, paid in cash at closing, all of which was borrowed under the revolving loan portion of our Credit Agreement.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. As of September 30, 2006, we had $84.5 million of borrowings outstanding under the term loan portion of the Credit Agreement. We have offset a portion of our interest rate risk by entering into interest rate swap agreements.

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to 50% of the outstanding balance on our term loan, or $26.3 million as of September 30, 2006, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 4.87% plus our spread at September 30, 2006 of 150

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

basis points, or 6.37%. At September 30, 2006, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.375% plus our spread at September 30, 2006 of 150 basis points, or 6.875%.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.375% plus our spread at September 30, 2006 of 125 basis points, or 6.625%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of September 30, 2006, was 6.4375%, including our spread at September 30, 2006 of 125 basis points.

A hypothetical 100 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $150,000 and $395,000, respectively, for the three and nine months ended September 30, 2006.

ITEM 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on this review, our CEO and CFO have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In April 2006, we acquired all of the outstanding capital stock of AIC. Excluding intercompany payables and receivables, AIC accounts for approximately $22 million of our consolidated assets as of September 30, 2006, and excluding intercompany revenue, AIC accounted for approximately $29 million of our consolidated revenue for the nine months ended September 30, 2006. Although our management will diligently conduct an assessment of all our internal control over financial reporting for the year ending December 31, 2006, including AIC’s internal control over financial reporting, management has not yet completed its assessment of AIC’s internal control over financial reporting since the date of acquisition.

Other than changes resulting from our acquisition of AIC, there were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations, or cash flows.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended September 30, 2006 were as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
July 1-31, 2006	—	$—	—	$10,000,000
August 1-31, 2006	286,500	$20.82	286,500	$4,035,895
September 1-30, 2006	112,649	$22.18	112,649	$1,537,407

Total	399,149		399,149

All of the above repurchases were part of a publicly announced plan that was authorized by the Board of Directors for a maximum of $10 million in common stock. The program was announced on July 28, 2006. This program was completed in October 2006, resulting in the purchase of a total of 464,749 shares. Repurchases under the program were made in accordance with applicable securities laws in the open market.

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
Date: November 6, 2006
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