Form 10-K
period 2006-12-31
MTC TECHNOLOGIES INC
filed 2007-03-13
CIK 1172243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49890

MTC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0593816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4032 Linden Avenue, Dayton, OH	45432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 252-9199

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

☐  Yes    ☒  No

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $238,461,318.

As of February 28, 2007, there were 15,219,231 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.

Item 1.    Business

Overview.

MTC Technologies, Inc. (MTC, the Company, us or we) was incorporated in Delaware in April 2002 and holds all of the capital stock of MTC Technologies, Inc., an Ohio corporation incorporated in 1985 that was formerly known as Modern Technologies Corp. We provide modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions primarily to U.S. defense, intelligence, civilian and federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2006, 2005 and 2004, about 98%, 96% and 96%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army, Defense Intelligence Agency and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it conducts the global war on terrorism and modernizes its defense capabilities.

Our people develop and implement innovative, practical solutions to complex engineering, technical and management problems. We have approximately 2,800 employees, of whom approximately 62% hold the necessary credentials to work on sensitive government projects, including approximately 19% with the necessary credentials to work on the federal government’s most sensitive projects. A substantial majority of our employees have prior military or government industry experience and approximately 58% of our employees work on-site at our customers’ facilities. The credentials, experience and locations of our employees allow us to combine a comprehensive knowledge of our customers’ business processes with the practical application of advanced engineering and information technology tools, techniques and methods to create value-added solutions. For the year ended December 31, 2006, we generated approximately 71% of our revenue as a prime contractor, where we delivered many mission critical services and solutions. Serving as a prime contractor in close proximity to our customers has allowed us to maintain long-standing relationships that have been important to our growth for our two largest customer groups. We have provided services to the U.S. Air Force since our founding and to the U.S. Army for 18 years.

We believe we are well-positioned to continue our internal revenue growth by leveraging our existing customer relationships and diverse array of contract vehicles, including General Service Administration (GSA) schedules and other indefinite delivery, indefinite quantity (IDIQ) contracts. Our contract base is well-diversified with in excess of 570 active contracts, including task orders on GSA contracts and other IDIQ contracts, as of December 31, 2006. In July 2001, we were one of six awardees of the U.S. Air Force’s Flexible Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion. As of December 31, 2006, we have been awarded over 114 task orders under the FAST contract. We have the potential to compete for millions of dollars in task orders over the remaining contract life, as the U.S. Air Force maintains and modernizes aircraft and weapons systems.

Acquisitions.

We employ a highly disciplined process to evaluate the strategic, financial, operational and legal aspects of acquisitions. Since our initial public offering, we have completed seven strategic acquisitions. All acquired businesses have expanded our customer reach and technical capabilities.

AMCOMP.    In October 2002, we acquired all of the outstanding capital stock of AMCOMP Corporation (AMCOMP). AMCOMP provides engineering, information technology and other technical services, primarily in

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

CTI.    In July 2004, we acquired all of the outstanding capital stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology and technology applications for training, simulation and modeling. The initial purchase price was $45.0 million, which was paid from cash on hand at closing. The purchase price was reduced by $0.7 million in December 2004 as a result of the release of amounts from escrow relating to tangible net worth as of the closing. The purchase price was reduced by another $0.1 million in August 2005 as a result of the release of amounts from escrow under the stock purchase agreement. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $8.0 million in future periods as a result of the CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

OnBoard.    In January 2005, we purchased all of the outstanding capital stock of OnBoard Software, Inc. (OBSI) from its sole shareholder. OBSI’s customer base consists primarily of the U.S. Air Force and large prime contractors for the Department of Defense. OBSI provides customized software development and reverse engineering for a wide range of innovative and cost-effective hardware/software systems. The initial purchase price was $34.1 million, which was paid from cash on hand as of closing. The purchase price was reduced by $0.4 million in 2005 as a result of adjustments to the tangible net worth requirements at the closing. In addition, OBSI’s shareholder may receive additional cash payments through 2007 if certain operating goals are achieved. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $7.0 million in future periods as a result of the OBSI shareholder agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

MTI.    In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI) from MTI’s shareholders. MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy and large prime contractors for the Department of Defense. MTI provides technical assistance to sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and $68.0 million of which was borrowed under the revolving loan portion of our Credit Agreement. The purchase price was reduced by $0.8 million in December 2005 as a result of adjustments to the tangible net worth as of the closing. It is anticipated that the Company will realize income tax benefits with a net present value of approximately $12.0 million in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

AIC.    In April 2006, we purchased all of the outstanding capital stock of Aerospace Integration Corporation (AIC) from AIC’s shareholders. AIC serves the Department of Defense, and its largest customer presence is with Special Operations Forces. AIC’s principal business is the design of and systems engineering and technology insertion for modifications to avionics, flight controls and weapon systems. The upgraded systems and components are then fully integrated into fixed and rotary winged aircraft. The acquisition further strengthens the Company’s strategy to become a premier player in modernization and sustainment activities, while providing a significant increase in one of its target markets, Special Operations Forces. The initial purchase price was $44.5 million, which was paid in cash at closing, all of which was borrowed under our revolving credit facility. In addition, AIC’s stockholders may receive additional payments through 2007 if certain operating goals are achieved. The maximum amount of all contingent payments is $16 million, which would also be paid in cash. If certain assumptions are realized, it is anticipated that we will recognize certain income tax benefits of approximately $7 million in future periods as a result of AIC’s stockholders’ agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

Our Services and Solutions

We provide services which are offered separately or in combination across our customer base:

1.    Professional Services Group.    We offer a broad range of acquisition management, systems engineering, technical and advisory and assistance services to enhance the functionality and performance of defense systems, weapons platforms, battlefield personnel and delivery systems. Our systems engineering and technical services include determination of systems requirements and goals, technology maturation, rapid prototyping, design, development and integration of new systems and subsequent sustainment and support. We evaluate system designs to determine if performance enhancements or cost savings can be derived through the integration of new technologies. Our engineering services also include reverse engineering older systems, modeling and simulation of proposed systems and performance testing and final systems.

2.    Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR).    We design, develop and manage reconnaissance platforms, real-time signal processing systems, sensors, ground stations and data links, as well as evaluate and support ongoing operational intelligence collection activities. We offer specialized capabilities such as airborne and space intelligence, surveillance and reconnaissance, signals and imagery intelligence and strategic warfare planning. We also support a variety of data collection and analysis activities. We provide communications and information technology solutions to command and control centers and network operations centers worldwide, to include LAN/WAN design, installation, maintenance and administration.

3.    Modernization and Sustainment.    We provide design and engineering solutions that extend the useful life of existing defense weapon platforms and systems, reduce life-cycle costs and sustain these systems in

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

combat. Our activities include developing and implementing acquisition strategies, cost modeling, identification of suppliers and vendors, provision planning, contract performance monitoring, program planning and scheduling, financial management, operational effectiveness analysis, risk analysis and security planning. Specifically, we provide engineering and sustainment support and modifications of and upgrades to defense systems featuring new sensor devises, radios, engines and other electronic components. We are involved in support programs to extend the service of aging aircraft and other defense systems and components, which include the sourcing and repair of diminishing parts for our customers. It is not uncommon for our service offerings to progress to lead system integration services, which are now being expanded to support the readiness of active duty, Reserve and National Guard organizations committed to combat organizations.

4.    Logistics Operations.    We plan and execute logistics-based programs across a vast array of military depots, arsenals and manufacturing centers. We support management of life cycle endeavors—from identification of capability gaps, to development of logistics technologies, integration and production of systems, fielding and sustainment of units and the eventual disposal of vehicles and equipment. Our subject matter experts provide guidance to programs that include combat and tactical vehicles, petroleum and water equipment and ground forces weaponry. We extend our technical services to provide a full range of analytic and logistics services in support of operational forces deploying and redeploying from hostile operational areas. Additionally, we provide logistics engineering and technical services to NASA programs at Kennedy Space Center and Cape Canaveral in the areas of cargo mission, meteorological instrumentation, International Space Station and delta rocket launch requirements.

Our Customers.

Our customers are primarily U.S. federal government intelligence, military and civilian agencies. Our revenue derived from federal government customers, consisting primarily of the Department of Defense and the intelligence community, accounted for about 98%, 96% and 96% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Our federal government customers typically exercise independent contracting authority so that even offices or divisions within an agency may, either directly or through a prime contractor, use our services as separate customers so long as the customers have independent decision making and contracting authority within their organizations. For the year ended December 31, 2006, we derived approximately 71% of our revenue as a prime contractor and approximately 29% of our revenue as a subcontractor to other defense companies.

Our Diverse Contract Vehicles.

We compete for task orders through a variety of arrangements or contract vehicles. Our vehicles include government-wide acquisition contracts (GWACs), Blanket Purchase Agreements (BPAs), GSA schedules and other IDIQ contracts. We have contract vehicles in each of our service areas, allowing us to compete for business from a variety of customers. In addition, we have several blanket arrangements under which we can work with customers in multiple service areas. Our contract vehicles are structured with various terms and include time-and-materials, fixed-price and cost-plus contracts. Approximately 21% of our revenue for the year ended December 31, 2006 was under the FAST contract. Our tasks under the FAST contract support or have supported 12 different customer organizations using approximately 114 individual task orders. In prior years, we performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While we continue to increase the amount of revenue earned using the FAST contract, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. Also, approximately 6% of our revenue for the year ended December 31, 2006 was under one contract vehicle, the Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA). The ASC/BPA, which was awarded as a small business set-aside contract, expired on August 7, 2006, with work on previously awarded task orders extending into 2007. The replacement contract was also awarded as a small business set-aside contract for which we did not qualify to bid as a prime contractor. We

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

believe we have a viable strategy to retain the bulk of our direct work and profitability under the replacement contract because we are a subcontractor to four small businesses that were awarded the replacement contract. However, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles.

Our contract base is well diversified with in excess of 570 active contract vehicles, including task orders on GSA contracts and other IDIQ contracts. The typical initial terms for our government contracts range from three years to five years.

The following table identifies our major GSA, GWAC and IDIQ contract vehicles that have undefined scopes and significant ceilings:

Contract Vehicle	Period of Performance			Option End Date	Customer	Current Ceiling
	Start	End
FAST	09/26/01	09/25/06	*	09/25/08	U.S. Air Force	$7.4 billion
GSA Consolidated Contract	07/01/01	02/28/10		02/28/20	GSA	$121.0 million
Special Operations Forces—Support Services Contract II (SOC-SSSC II)	09/03/02	09/02/07		09/02/17	U.S. Air Force	$440.0 million
MTC GSA Professional Engineering Services (PES)	11/15/99	03/03/10		03/03/15	GSA	$23.0 million
Tank-Automotive and Armaments Command (TACOM) OMNIBUS II	12/20/02	12/20/07		None	U.S. Army	$30.1 million
Program Executive Office/Program Manager (PEO-PM) Soldier Systems	01/01/03	12/31/07		None	U.S. Army	$57.4 million
MTC GSA Logistics Worldwide (LOGWORLD)	08/20/02	08/19/07		08/19/17	GSA	$23.3 million
Commercial Enterprise Omnibus Support Services (CEOss) BPA	08/19/03	08/18/08		08/18/18	GSA	No ceiling
Seaport-E	05/31/05	04/04/09		None	Navy	$1.1 billion
Design & Engineering Support Program II (DESP II)	06/30/05	06/29/12		None	U.S. Air Force	$1.9 billion
MTI GSA Professional Engineering Services (PES)	09/06/01	09/05/07		None	GSA	No ceiling
MTI GSA Information Technology (IT)	05/27/99	05/25/07		05/25/09	GSA	No ceiling
Indian Head IDIQ	06/30/04	06/29/08		None	U.S. Navy	$43.0 million
Army Material Command Express (AMCOM)	03/09/05	05/24/06	*	08/24/11	Multiple Customers	No ceiling

*	Options on these contracts have been exercised to extend the period of performance.

Backlog.

Total backlog is our estimate of the total potential value of all orders for services under existing signed contracts and task orders, assuming, where appropriate, the exercise of all options and add-ons relating to those contracts and task orders, subject to available ceiling remaining on those contracts and task orders. Our backlog may include orders under contract that in some cases may extend for several years. We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Our backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or task orders under existing contracts are won. It also includes an estimate of revenue on existing task orders that are under IDIQ contracts. Our total backlog includes both funded and unfunded backlogs.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The primary source of our backlog is contracts with the federal government. Our estimated backlog at the end of the two most recently completed fiscal years was as follows:

	December 31, 2006	December 31, 2005
Estimated Total Backlog	$865.0 million	$1.5 billion
Funded Backlog	$273.8 million	$223.0 million

Our estimated total backlog decreased approximately 40% or $635 million as of December 31, 2006 compared to December 31, 2005, primarily as a result of certain adjusted delivery quantities under the FAST contract.

Of our funded backlog as of December 31, 2006, approximately 20%, or $55 million, will remain at the end of the 2007 fiscal year. Our funded backlog increased by $50.8 million from December 31, 2005. The change in funded backlog was comprised of the following changes:

•	A $19 million increase in funded backlog primarily due to the 2006 acquisition of AIC in the first quarter of 2006; and

•	Various contracts at MTI, most notably our DESP II contract for $13 million.

Our funded backlog at December 31, 2006 was approximately 66% of our revenue for the year ended December 31, 2006, which is slightly above the typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

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

Foreign Operations.

For each of the years ended December 31, 2006, 2005 and 2004, 100%, 99% and 100%, respectively, of our revenue was derived from services provided under contracts with U.S.-based customers. We treat sales to United States government customers as sales within the United States, regardless of where the services are performed.

Employees.

As of December 31, 2006, we had approximately 2,800 employees, of whom approximately 62% hold the necessary credentials to work on sensitive government projects, including approximately 19% with the necessary

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

credentials to work on the federal government’s most sensitive projects. A substantial majority of our employees have prior military or government industry experience, and approximately 58% of our employees work on-site at our customers’ facilities. Non-technical employees serve primarily in support roles. None of our employees are party to any collective bargaining agreements. We consider our relations with employees to be good.

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

Competition.

We believe that the major competitive factors in our market are strong customer relationships, a reputation for quality, a record of successful past contract performance, a seasoned management team with domain expertise and a staff with distinctive technical competencies, security clearances and competitive prices. Our key competitors currently include: divisions of large defense contractors, such as Boeing, Lockheed Martin, Northrop Grumman, Raytheon and L-3 Communications; engineering and technical services firms, such as SRA International, SAIC and Jacobs Engineering Group; and information technology service companies, such as CACI International, Computer Sciences Corporation and DynCorp. Our strategy to compete with these companies includes growing our business with existing customers by targeting new outsourcing opportunities and expanding our customer base by targeting potential U.S. Air Force, U.S. Army, U.S. Navy and intelligence community customers. As part of our competitive strategy, we will from time to time selectively pursue strategic acquisitions of other service providers as we deem appropriate. We expect that competition in this market will intensify in the future. A majority of our competitors have longer operating histories, significantly greater research and development, financial, technological, marketing and human resources capabilities, as well as greater name recognition and a larger customer base than we have.

Intellectual Property.

Our solutions are not generally dependent upon patent protection, but we may file patents when our inventions are solely of MTC origin or the contract with our customer otherwise allows us to do so. To protect our trade secrets, we routinely enter into confidentiality and non-disclosure agreements with our employees, consultants, subcontractors and prospective consultants and subcontractors.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Executive Officers of the Registrant.

The following table identifies our executive officers and indicates, except as indicated below, their ages and positions as of February 28, 2007:

Name	Age	Position
Rajesh K. Soin	59	Chairman of the Board, Chief Executive Officer and Director
Mark N. Brown	55	President and Chief Operating Officer
Michael I. Gearhardt	52	Chief Financial Officer and Executive Vice President
Michael L. Cauldwell	51	Executive Vice President
James C. Clark	65	Executive Vice President
John E. Longhouser	63	Executive Vice President
Clifton Gilmore	44	Senior Vice President
William James	52	Senior Vice President
Robert D. Shuey III	44	Senior Vice President
Bruce A. Teeters	41	Senior Vice President—General Counsel and Secretary
Stephen T. Catanzarita	51	Vice President and Controller

Set forth below is biographical information for our executive officers:

Rajesh K. Soin, our Company’s founder, has served as our Chairman of the Board since May 1984 and Chief Executive Officer from 1984 until May 2002; in January 2007 Mr. Soin was again elected to serve as Chief Executive Officer of the Company. Mr. Soin has also served as Chairman of the Board of Directors and Chief Executive Officer of Soin International, LLC, a holding company previously known as MTC International, LLC and an affiliate of ours, since 1998.

Mark N. Brown, Retired Colonel, U.S. Air Force and Retired NASA Astronaut, joined the Company as Chief Operating Officer in August 2006 and became President in 2007. Before joining us, he served as Vice President and General Manager for the Federal Sector-Defense Group, Aerospace Division of Computer Sciences Corporation, an information technology and professional services company, since 2003, District Manager, Air & Space Programs Development for AT&T Government Solutions, Inc., a provider of integrated IT solutions, from 2002 to 2003 and Director, Wire Integrity Programs for GRC International, Inc., a provider of science and technologies applications from 2000 to 2002.

Michael I. Gearhardt served as our Chief Financial Officer and Senior Vice President from October 2003 through 2006 and became Executive Vice President in 2007. From 2001 until he joined us, Mr. Gearhardt served as President for the worldwide operations of Carlisle Power Transmission Products, Inc., an industrial power transmission products manufacturer. From 1991 to 2001, Mr. Gearhardt served in various financial roles within Mark IV Industries, at the time a publicly traded automotive and industrial manufacturing company, including three years as Executive Vice President and Chief Financial Officer of the Industrial Division.

Michael L. Cauldwell, Retired Major, U.S. Air Force, joined us in July 2004 with the acquisition of CTI and was elected CTI President and MTC Vice President. He served as Senior Vice President of our National Security Group from March 2005 through 2006. In 2007, Mr. Cauldwell was named Executive Vice President of our C4ISR Group. Mr. Cauldwell joined CTI in July 1994 after a 20-year career in the U.S. Air Force. At CTI, he initially began as Task Leader and Senior Engineer in support of the Central MASINT Technology Coordination Office at Patrick AFB, Florida and progressed in quick succession to the positions of Vice President, Senior Vice President and Executive Vice President.

James C. Clark, Retired Colonel, U.S. Air Force, joined us in 1991 and served as our Executive Vice President with direct oversight of all our Air Force Programs through 2006. In 2007 Mr. Clark will serve as our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Executive Vice President over our Professonal Services Group. Mr. Clark served as our Vice President, Senior Vice President and Director from 1999 to 2002, and in various technical and management positions from 1991 to 1999. Prior to joining us, Mr. Clark served in the U.S. Air Force for 26 years, concluding as the Chief, Logistics Research Division.

John E. Longhouser, Retired Major General, U.S. Army, was our President from November 2003 through 2006. From July 2003 to November 2003, he served as our Senior Vice President for Land Forces and Strategic Planning. In 2007 Mr. Longhouser was given direct oversight of our Logistics Solutions Group as Executive Vice President. Before joining us, he served as Senior Vice President, U.S. Army Programs for Burdeshaw Associates Ltd., a defense industry-consulting firm, from 1997 to 2003. Prior to joining Burdeshaw Associates, Mr. Longhouser served in the U.S. Army for 33 years, managing the Army’s combat vehicle programs and culminating with his appointment as Commanding General, U.S. Army Test and Evaluation Command, at Aberdeen Proving Ground, Maryland.

Clifton A. Gilmore began serving as Deputy Director of our Modernization and Sustainment Group in January 2007 and was elected Senior Vice President in February 2007. Mr. Gilmore joined MTC through our acquisition of MTI in February 2005. Mr. Gilmore served as President and Chief Operating Officer of MTI from 2004 to 2006. He served as Vice President and General Manager of MTI from 2002 to 2004 and prior to that served in various technical and management positions at MTI from 1999 to 2002, including serving as the Director of the Technical Services Division. Mr. Gilmore’s career spans over 20 years in the defense engineering and technical services industry. He has extensive experience in the technical services area supporting both Department of Defense and commercial firms in direct support of various weapons systems programs. Upon MTC’s acquisition of MTI, Mr. Gilmore became an MTC Vice President.

William James began serving as our Vice President of Strategic Marketing in March 2006. In 2007 Mr. James was named Senior Vice President of Marketing and Strategic Development. Before joining MTC, he completed a career in Government Civil Service that culminated in a Senior Executive Service position, followed by marketing to the Federal Government as Director of Business Development for Computer Sciences Corporation from 1998 to 2004 and as Vice President of Federal Business Development for SI International from 2004 to 2006.

Robert D. Shuey III, began serving as our Senior Vice President and Director of the Legacy Systems Solutions Sector in February 2006. In 2007, Mr. Shuey was named Chief Technical Officer of our Modernization and Sustainment Group. Mr. Shuey has served in various technical and management positions at MTC since joining us in 1989, including serving as the Technical Director of MTC’s Engineering Group, Operations Manager for the Warner Robins and Fort Walton Beach Engineering Operations and serving as the program manager for several aircraft integration projects.

Bruce A. Teeters joined us in May 2005 as our Vice President, General Counsel and Assistant Secretary. In 2007, he was elected Senior Vice President—General Counsel and Secretary. Prior to joining us, Mr. Teeters served as Associate General Counsel to the Huffy Corporation, a sporting goods distribution company, from 2002 to 2005. From 1991 to 2002, he was in private practice with the Dayton law firm of Chernesky, Heyman and Kress, PLL, becoming a partner in 1999.

Stephen T. Catanzarita joined us in March 2005 and serves as our Vice President and Corporate Controller. Prior to joining us, Mr. Catanzarita served in various financial roles from 1981 to 2005, most recently as Senior Corporate Vice President of Finance, from 2001 to 2005, for the worldwide operations of ManTech International Corporation, Inc., a provider of technologies and solutions for national security programs for the Department of Defense and other U.S. federal government agencies and customers.

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

For the year ended December 31, 2006, we derived over 98% of our revenue from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or the Department of Defense, or if our reputation or relationship with government agencies were impaired or the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results would be materially harmed.

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

The FAST contract is a multiple award, IDIQ contract with a $7.4 billion ceiling supporting the U.S. Air Force over its approximate one and a half year remaining life. The FAST contract accounted for approximately 21% of our 2006 revenue. If the FAST contract is terminated, or if we fail to be awarded tasks as anticipated, our

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

revenue growth could suffer. Although we believe the FAST contract presents an opportunity for additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator or program management services, which historically have been less profitable than our other activities, because these activities typically involve a significantly greater use of subcontractors and may have a higher content of material purchases. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next few years, we anticipate our operating income, as a percentage of total revenue, will diminish, but will grow in absolute dollars.

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

Our revenue will be adversely affected if we are unable to retain work previously performed under the ASC/BPA.

Historically, a significant amount of our revenue has been earned under the ASC/BPA. For example, revenue under the ASC/BPA was approximately 6%, 7% and 9% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively, and the largest task order under the ASC/BPA amounted to approximately 1% of our total revenue for each of the years ended December 31, 2006, 2005 and 2004. The ASC/BPA, which was awarded as a small business set-aside contract, expired on August 7, 2006, with work on previously awarded task orders extending into 2007. The replacement contract is also a small business set-aside contract for which we did not qualify to bid as a prime contractor. We believe we have a viable strategy to retain the bulk of our direct work and profitability under the replacement contract because we are a subcontractor to four small businesses that have been awarded the replacement contract. However, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles.

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

We enter into three types of federal government contracts for our services: time-and-materials, fixed-price and cost-plus. For the year ended December 31, 2006, we derived 50%, 36% and 14% of our revenue from time-and-materials, fixed-price and cost-plus contracts, respectively. For 2005, these percentages of revenue were 50%, 35% and 15%, respectively. For 2004, these percentages were 53%, 30% and 17%, respectively.

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

Our quarterly operating results may fluctuate significantly.

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

Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

operations, because a relatively large amount of our expenses is fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Executive approval in a timely manner.

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

For the years ended December 31, 2006, 2005 and 2004, we derived approximately 29%, 25% and 23%, respectively, of our revenue from contracts in which we acted as a subcontractor to other contractors or from teaming activities in which we and other contractors bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts. Consolidation in the industry may result in increased cost and lack of availability of subcontractors, which could adversely affect our business, prospects, financial condition or operating results.

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

Our business strategy is to continue to expand our operations, including the expansion of our lead system integrator management activities under the FAST contract and the construction of a new aircraft completion center. This strategy may strain our management, operational and financial resources. If we make mistakes in deploying our financial or operational resources or fail to hire the additional qualified personnel necessary to support higher levels of business or attract significant new business for the aircraft completion center, our revenue and earnings could be adversely affected.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Covenants in our credit facility may restrict our financial and operating flexibility.

As of December 31, 2006, we had $51.0 million in outstanding borrowings under the term loan under our credit facility and $37.8 million outstanding under the revolving loan under our credit facility. This credit facility expires in March 2010. We are subject to certain covenants that limit or restrict our ability to:

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

The credit facility also requires us to maintain specified financial standards relating to our net worth, fixed charge coverage, interest coverage and the ratio of our funded indebtedness to our adjusted earnings. We are also subject to other financial covenants that are typical to a facility of this type. In addition, the ratio of our funded indebtedness to our adjusted earnings can affect the interest rates we pay, even if we satisfy the minimum required standard. Our ability to satisfy these standards can be affected by events beyond our control, and there is no assurance that we will satisfy them. We have pledged substantially all our personal property to secure our repayment of any borrowings that we make under our credit facility. Any default by us under our credit facility could have a material adverse effect on our business if our creditors do not waive the default. In addition, any refusal by our lenders to consent to certain transactions could prohibit us from undertaking actions that are necessary to maintain or expand our business.

We may have difficulty identifying and completing acquisitions on favorable terms and, therefore may grow at slower than anticipated rates.

We may from time to time pursue acquisitions of companies that provide services to specific governmental agencies. Since our initial public offering, we have completed acquisitions of seven complementary businesses. Through acquisitions, we hope to expand our base of federal government clients, increase the range of solutions that we offer our clients and deepen our penetration of our existing client base. We may encounter difficulty identifying suitable acquisition candidates at prices that we consider appropriate. Even if we identify an appropriate acquisition candidate, we may not be able to negotiate satisfactory terms for the acquisition or finance the acquisition. If we fail to complete acquisitions, we may not grow as rapidly as the market expects, which could adversely affect the market price of our common stock.

We may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses that we may acquire. The integration of acquired business operations could disrupt our business by resulting in

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. We cannot recover anticipated profit on terminated work. If the government terminates a contract for default, we may not recover even those amounts and instead, may be liable for excess costs incurred by the government in procuring undelivered items and services from another source.

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

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

•

the Federal Acquisition Regulations and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

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

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, our direct and indirect contract costs are audited and reviewed on a continual basis. Although audits have been completed on our incurred contract costs through 2004, audits for costs incurred or work performed after 2004 remain ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenue, because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenue we have already recognized may need to be refunded. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of claims and profits, suspension of payments, treble damages, statutory penalties, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our business, prospects, financial condition or operating results. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Although sales to foreign customers are not currently substantial for our Company, we intend to seek additional business in several foreign countries. This international business may pose greater risks than our business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. Additional financial and legal risks include foreign exchange rates, differing legal systems and contracting processes and United States arms export control regulations and policies governing our ability to supply foreign customers. Although these risks have not had any material impact on our financial results in the past, no assurance can be given that such risks will not materially affect our operating results in the future.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may be extremely volatile, and you may not be able to resell your shares at or above your acquisition price.

Prior to June 27, 2002, there was no public market for our common stock. An active trading market for our common stock may not be sustained, which could affect your ability to sell your shares.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Additionally, the price of our common stock may fluctuate widely depending upon many factors, including:

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

Armed hostilities that were initiated as a result of the September 11, 2001 attacks and future actions by the federal government may lead to further acts of terrorism in the United States or elsewhere, and such developments could cause instability in global financial markets. All of these factors may increase the volatility of, or decrease our stock price and could have a material adverse effect on your investment in our common stock. As a result, our common stock may trade at prices significantly below your acquisition price, and you could lose all or part of your investment in the event you choose to sell your shares.

Mr. Soin, who is our founder, Chairman of our board of directors and Chief Executive Officer, has a significant ownership interest in our Company.

Mr. Soin owns or controls approximately 37% of the outstanding shares of our common stock. Accordingly, Mr. Soin has significant influence on all matters submitted to a vote of the holders of our common stock. Mr. Soin’s voting power may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.

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

As of December 31, 2006, approximately 15,219,231 shares of our common stock were outstanding. Of these shares, Mr. Soin beneficially owned 5,675,819 shares, which includes outstanding options to purchase 21,000 shares, or approximately 37%, of our outstanding common stock, all of which are eligible for sale by Mr. Soin under Rule 144 of the Securities Act, subject to the volume restriction and manner of sale requirements imposed on affiliates.

We cannot predict the effect that any future sales of shares of our common stock by Mr. Soin, or the availability of such shares for sale, will have on the market price of our common stock. We believe that sales of

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We lease a total of approximately 615,000 square feet in 50 locations throughout the United States. Our aggregate monthly lease payment is approximately $0.4 million.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We own two aircraft hangars in Crestview, Florida with a total of approximately 134,000 square feet, subject to a ground lease with the Crestview Airport, at which the hangars are located.

We maintain several closed areas that are approved for handling and processing of government sensitive information, which is a reinforced facility with multiple secure zones, protected electronically and restricted to special “need to know” program access. Our Springfield, Virginia facility has been certified and both our Eatontown, New Jersey and San Antonio, Texas program offices have constructed facilities that are eligible for certification. The San Antonio office is pending certification expected by mid-2007. Our Hampton Roads, Virginia and O’Fallon, Illinois offices also have facilities approved for handling and processing of this type of material at lower levels. Total square footage for these facilities is 3,400 square feet.

Item 3.    Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006, through the solicitation of proxies or otherwise.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is quoted on the NASDAQ Global Select Market and began trading under the symbol “MTCT” on June 27, 2002. As of February 28, 2007, there were 15,219,231 shares of common stock outstanding and 13 stockholders of record. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers or nominees.

The following table lists the high and low per share sales prices for our common stock as quoted on the NASDAQ Global Select Market (or prior to the establishment of the NASDAQ Global Select Market, the NASDAQ National Market), for the periods indicated.

	Sales Price
	High	Low
Year Ended December 31, 2005
First quarter	$35.48	$29.64
Second quarter	$38.04	$28.79
Third quarter	$38.55	$29.08
Fourth quarter	$33.59	$26.47

Year Ended December 31, 2006
First quarter	$30.09	$25.47
Second quarter	$30.03	$23.45
Third quarter	$24.72	$18.64
Fourth quarter	$26.88	$21.26

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Dividend Policy.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Stock Price Performance.

The following graph reflects a comparison of the cumulative total stockholder return on a $100 investment in the Company’s Common Stock against the cumulative total return on a $100 investment in the NASDAQ Composite Index and the cumulative total return on a $100 investment in a self-constructed index consisting of industry peers of the Company, including Mantech International Corporation, Veridian Corporation (through December 31, 2002), Anteon International Corporation (through December 31, 2005), SRA International, Inc., Dynamics Research Corp., PEC Solutions, Inc. (through December 31, 2004), CACI International Inc. and SI International, Inc., for the period June 27, 2002 through December 31, 2006. Veridian Corporation was acquired by General Dynamics during 2003 and was, therefore, removed from the peer group for all periods after December 31, 2002. PEC Solutions, Inc. was acquired by Nortel Networks Corporation during 2005 and was, therefore, removed from the peer group for all periods after December 31, 2004. Anteon International Corporation was acquired by General Dynamics during 2006 and was, therefore, removed from the peer group for all periods after December 31, 2005.

The graph assumes that the value of the Company’s Common Stock and each index was $100 on June 27, 2002 and that any dividends were reinvested into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable fiscal year.

	June 27, 2002	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
MTCT	100.00	133.16	169.63	176.68	144.11	123.95
NASDAQ Composite	100.00	91.27	136.92	148.68	150.72	165.07
Peer Group	100.00	95.72	121.10	153.00	172.35	140.85

Stock Repurchase Programs.

On July 27, 2006, our Board of Directors authorized the Company to repurchase up to $10 million of outstanding shares of MTC common stock in open market purchases or in privately negotiated transactions. The program was completed in October 2006, resulting in the purchase of 464,769 shares for $10.0 million.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

In October 2006, our Board of Directors authorized the repurchase of up to an additional $10 million of outstanding shares of MTC common stock in the open market, including, without limitation, pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. As of December 31, 2006, an additional 85,368 additional shares were purchased for approximately $2.0 million.

As of December 31, 2006, the Company had repurchased a total of 550,117 shares at an aggregate cost of approximately $12.0 million and is authorized to repurchase up to approximately $8.0 million more shares under the program.

Repurchases under both programs were made in accordance with applicable securities laws in the open market. Shares of common stock repurchased by the Company during the year ended December 31, 2006 were as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
July 1-31, 2006	—	$—	—	$10,000,000
August 1-31, 2006	286,500	$20.82	286,500	$4,035,895
September 1-30, 2006	112,649	$22.18	112,649	$1,537,407
October 1-10, 2006	65,600	$23.77	65,600	$0
October 11-31, 2006	—	$—	—	$10,000,000
November 1-30, 2006	25,568	$22.52	25,568	$9,424,243
December 1-31, 2006	59,800	$23.87	59,800	$7,996,597

Total	550,117		550,117

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 6.    Selected Financial Data

The tables shown below set forth selected consolidated financial data for the years ended December 31, 2002 through December 31, 2006. There were no cash dividends declared or paid in any of the periods presented.

This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this document.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Income statement data:
Revenue	$415,477	$373,284	$273,027	$188,707	$118,540
Cost of revenue	350,524	312,698	229,622	158,058	96,356

Gross profit	64,953	60,586	43,405	30,649	22,184
General and administrative expenses excluding management fees to related party and stock-based compensation expense	23,047	17,466	12,098	9,525	7,792
Management fees to related party(1)	—	—	—	—	556
Stock-based compensation expense(2)	472	—	—	—	5,215

Total general and administrative expenses	23,519	17,466	12,098	9,525	13,563
Intangible asset amortization	5,912	5,140	2,508	742	119

Operating income	35,522	37,980	28,799	20,382	8,502
Net interest expense (income)	5,134	2,589	(547)	(288)	160

Income from continuing operations before income tax expense	30,388	35,391	29,346	20,670	8,342
Income tax expense	11,717	14,069	11,685	8,181	656

Net income	$18,671	$21,322	$17,661	$12,489	$7,686

Basic earnings per common share from continuing operations	$1.20	$1.35	$1.15	$0.95	$0.67
Diluted earnings per common share from continuing operations	$1.19	$1.35	$1.15	$0.95	$0.67
Weighted average basic shares outstanding	15,607,511	15,745,365	15,300,608	13,083,578	11,405,351
Weighted average diluted shares outstanding	15,641,520	15,803,821	15,347,548	13,185,424	11,538,802
Balance sheet data (as of period end):
Working capital	$52,897	$53,850	$70,968	$32,539	$36,895
Total assets	334,309	285,626	193,811	102,267	71,488
Long-term obligations	80,300	51,169	—	—	—
Stockholders’ equity	178,883	171,643	147,161	65,235	49,778

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

fees have been eliminated, most of these costs have been replaced on an annual recurring basis, and by virtue of being a public company, we now incur certain general and administrative costs not previously incurred.

(2)	In 2002, non-cash stock-based compensation expense of $5.2 million was recognized in connection with the issuance to three senior executives of non-qualified options to purchase 415,273 shares of common stock pursuant to Rule 701 under the Securities Act. The charge represents the difference between the option price of $4.19 and the estimated fair market value of the common stock on the date of grant of $16.75 per share. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to our consolidated financial statements.

In 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), requiring us to recognize compensation expense related to the fair value of all previously awarded, unvested stock options and restricted stock, as well as compensation expense related to the fair value of all grants subsequent to adoption.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of the FAST contract, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; changes in general economic and business conditions; and other factors set forth in this Annual Report under “Item 1A. Risk Factors.”

Overview.

We provide modernization and sustainment; professional services; C4ISR; and logistics solutions, primarily to U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2006, 2005 and 2004, about 98%, 96% and 96%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army, Defense Intelligence Agency and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it conducts the war on global terrorism and modernizes its defense capabilities.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, a significant amount of our revenue has in recent years been earned under two contracts, the ASC/BPA and the FAST contract. Revenue under the ASC/BPA was approximately 6%, 7% and 9%, of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. The largest task order under

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

the ASC/BPA amounted to approximately 1% of total revenue for each of the years ended December 31, 2006, 2005 and 2004. The ASC/BPA, which was awarded as a small business set-aside contract, expired on August 7, 2006, with work on previously awarded task orders extending into 2007. The replacement contract is also a small business set-aside contract for which we did not qualify to bid as a prime contractor. We believe we have a viable strategy to retain the bulk of our direct work and profitability under the replacement contract because we are a subcontractor to four small businesses that have been awarded the replacement contract. However, our ability to retain work under the replacement contract is uncertain. Some of our work under the ASC/BPA has been converted to other contract vehicles.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Revenue under the FAST contract was approximately 21%, 24% and 26% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. FAST contract revenue for the year ended December 31, 2006 was comprised of approximately 80 separate task orders, the largest of which amounted to approximately 3% of total revenue for that period. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 3% of revenue for the year ended December 31, 2006.

Under the FAST contract, we have the potential to compete for millions of dollars in task orders over its approximately one and a half year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of December 31, 2006, we have been awarded approximately 114 individual task orders under the FAST contract with a remaining potential award value of approximately $500 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities, because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to continue to be a significant part of our business for the next few years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts, which comprised over 98% of our revenue in 2006, are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2004 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the years ended December 31, 2006, 2005 and 2004, approximately 71%, 75% and 77%, respectively, of our revenue came from work provided to our customers as a prime contractor, and the balance came from work provided as a subcontractor. Approximately 73%, 74% and 74% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Years ended December 31,
	2006	2005	2004
Time-and-materials	50%	50%	53%
Fixed-price	36%	35%	30%
Cost-plus	14%	15%	17%

Total	100%	100%	100%

Critical Accounting Policies.

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

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed-price contracts within the scope of Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed-price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We will provide our customer with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and our compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned.

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

Goodwill and Intangible Assets.    Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to ten and a half years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. We determined that no impairment charges were required in 2006, 2005 and 2004.

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

Results of Operations.

Our results of operations may not be directly comparable on a year-to-year basis due to acquisitions we made throughout the three years ended December 31, 2006. We acquired AIC in April 2006, OBSI in January 2005, MTI in February 2005 and CTI in July 2004. As part of our overall strategy to expand our customer reach and technical capabilities, we may from time to time acquire complementary businesses in the future.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Years ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	84.4	83.8	84.1

Gross profit	15.6	16.2	15.9
General and administrative expenses	5.7	4.7	4.4
Intangible asset amortization	1.4	1.3	0.9

Operating income	8.5	10.2	10.6
Net interest (expense) income	(1.2)	(0.7)	0.2

Income before tax expense income	7.3	9.5	10.8
Income tax expense	2.8	3.8	4.3

Net income	4.5%	5.7%	6.5%

Comparison of Year Ended December 31, 2006 and Year Ended December 31, 2005.

Revenue.    Revenue for the year ended December 31, 2006 increased 11.3%, or $42.2 million, to $415.5 million as compared to $373.3 million for 2005. Revenue growth resulted from approximately $52.4 million of revenue from acquisitions made during 2006 and 2005, partially offset by a decline in revenue for the balance of the Company. The decline was due in part to a $3.8 million decrease in FAST revenue, as well as decreased revenue from contracts for which we were no longer able to act as the prime contractor because the contracts were recompeted as small business set-aside contracts in 2006.

Gross profit.    Gross profit for the year ended December 31, 2006 increased 7.2%, or $4.4 million, to $65.0 million as compared to $60.6 million for 2005. This increase primarily reflects the significant increase in revenue. Gross profit as a percentage of revenue for the year ended December 31, 2006 was 15.6% as compared to 16.2% for 2005. This decrease in gross margin as a percentage was primarily due to an approximate $1.0 million charge for the termination for convenience by the government of certain elements of the MH-53 program and due to variations in our business mix.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2006 increased 34.7%, or approximately $6.0 million, to $23.5 million as compared to $17.5 million for the year ended December 31, 2005. This increase was primarily the result of general and administrative expenses of $4.8 million from AIC, which was acquired in the second quarter of 2006, an increase in non-cash stock compensation expense of $0.6 million and increased salary and benefit expenses resulting from the addition of personnel to support our growth. General and administrative expenses as a percentage of revenue increased from approximately 4.7% of revenue in 2005 to approximately 5.7% of revenue in 2006.

Intangible asset amortization.    Intangible asset amortization for the year ended December 31, 2006 increased approximately $0.8 million to $5.9 million as compared to $5.1 million for the year ended December 31, 2005. This increase is a result of a full year of amortization of the purchase price allocated to the intangible assets of MTI and OBSI and the intangible asset amortization recorded in 2006 relating to the acquisition of AIC.

Operating income.    Operating income for the year ended December 31, 2006 decreased 6.5%, or $2.5 million, to $35.5 million as compared to $38.0 million for the year ended December 31, 2005, primarily resulting from the higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue was approximately 8.5% in 2006 compared to approximately 10.2% in 2005.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Net interest (expense) income.    Net interest expense for the year ended December 31, 2006 of $5.1 million increased by $2.5 million as compared to net interest expense of $2.6 million for the year ended December 31, 2005. The net interest expense related to the borrowings made under our credit facility in 2006, which were used primarily to fund the acquisition of AIC in the second quarter of 2006.

Income tax expense.    Income tax expense for the year ended December 31, 2006 decreased approximately 16.7%, or $2.4 million, as compared to the same period in 2005. The decrease in income tax expense resulted from a decrease in required tax contingency reserves in 2006 and lower state tax expense. For the years ended December 31, 2006 and 2005, our effective income tax rate was 38.6% and 39.8%, respectively.

Net income.    Net income decreased 12.4%, or approximately $2.6 million, to $18.7 million for the year ended December 31, 2006, compared to $21.3 million for the year ended December 31, 2005. This decrease in net income was primarily the result of decreased operating income and increased net interest expense, which was partially offset by the decreased income tax expense.

Comparison of Year Ended December 31, 2005 and Year Ended December 31, 2004.

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

Intangible asset amortization.    Intangible asset amortization for the year ended December 31, 2005 increased approximately $2.6 million to $5.1 million as compared to $2.5 million for the year ended December 31, 2004. This increase was a result of a full year of amortization of the purchase price allocated to the intangible assets of CTI and the intangible asset amortization recorded in 2005 relating to the acquisitions of OBSI and MTI.

Operating income.    Operating income for the year ended December 31, 2005 increased 31.9%, or $9.2 million, to $38.0 million as compared to $28.8 million for the year ended December 31, 2004, primarily resulting from the increased gross profit, partially offset by higher general and administrative expenses and intangible asset amortization. Operating income as a percentage of revenue was approximately 10.2% in 2005 compared to approximately 10.6% in 2004. Operating income as a percentage of revenue decreased because of the increase in intangible amortization expense, which increased as a percentage of revenue from approximately 0.9% in 2004 to approximately 1.4% in 2005.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Net income.    Net income increased 21.0%, or approximately $3.6 million, to $21.3 million for the year ended December 31, 2005, compared to $17.7 million for the year ended December 31, 2004. This increase in net income was primarily the result of increased operating income, which was partially offset by the increased net interest and income tax expense.

Liquidity and Capital Resources.

Historically, our positive cash flow from operations, our proceeds from stock offerings and our borrowings under credit facilities have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our cash and cash equivalents balance was $3.3 million and $13.8 million on December 31, 2006 and 2005, respectively. Our working capital was $52.9 million and $53.9 million at December 31, 2006 and 2005, respectively. Our working capital decreased $1.0 million in 2006 primarily as a result of the following fluctuations:

•	a $10.5 million decrease in cash and cash equivalents;

•	a $14.4 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed resulting from the acquisition of AIC in the second quarter of 2006; and

•

a $10.4 million increase in current liabilities primarily resulting from a $4.4 million increase in accounts payable from non-labor costs, such as subcontract costs and direct materials, resulting from the increased revenue in 2006 and the acquisition of AIC, a $2.5 million increase in current maturities of long-term debt and an increase in compensation-related liabilities of $2.1 million also related to the acquisition of AIC.

Our operating activities provided cash of $23.9 million for the year ended December 31, 2006. The cash provided by operating activities was primarily composed of net income of $18.7 million adjusted for $9.0 million of depreciation and amortization expense and cash used for working capital purposes as discussed above.

Our operating activities provided cash of $37.4 million for the year ended December 31, 2005. The cash provided by operating activities was primarily composed of net income of $21.3 million adjusted for $9.0 million of depreciation and amortization expense and deferred taxes and $6.9 million of cash generated from working capital as discussed above.

Our investing activities used cash of $54.1 million for the year ended December 31, 2006, as a result of $47.8 million in payments made in connection with acquisitions and other strategic investments, as well as $7.2 million of capital expenditures. We currently anticipate that capital expenditures for 2007 will range between $18.0 million and $20.0 million and will be primarily for additional facilities, software tools and computer equipment to support our growth, including $10.0 million for the construction of a hangar in Albertville, Alabama.

Our investing activities used cash of $112.3 million for the year ended December 31, 2005, as a result of $108.3 million in payments made in connection with acquisitions. The $108.3 million includes the additional consideration of $1.1 million paid to the former shareholders of AMCOMP in 2005, $0.5 million in cash earn-out

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

and contingency payments made to former shareholders of ICI in 2005, the additional consideration of $0.8 million paid to the former shareholders of Vitronics in 2005, retention payments of $1.2 million made to the former shareholders of CTI and the purchase price and acquisition related payments totaling $33.9 million and $70.4 million paid in 2005 for the acquisitions of OBSI and MTI, respectively. Purchase of property and equipment totaled $4.1 million in 2005.

Our financing activities provided net cash of approximately $19.8 million for the year ended December 31, 2006, which consisted of net borrowings under our credit facility of $31.8 million, which were used primarily to finance the acquisition of AIC, offset by $12.0 million used to repurchase the Company’s common stock in the open market.

Our financing activities provided net cash of approximately $57.7 million for the year ended December 31, 2005, which consisted of net borrowings under the term loan portion of our credit facility of $57.0 million and $0.7 million from common stock issuances related to the exercise of stock options.

In April 2006, we purchased all of the outstanding capital stock of AIC. The initial purchase price was $44.5 million, all of which was borrowed under our revolving credit facility. It is also anticipated that we will realize income tax benefits with a net present value of approximately $7 million in future periods as the result of the AIC shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank and PNC Bank, N.A. We have subsequently amended the Credit Agreement on two occastions to permit certain actions taken by us and to modify certain of the covenants in the Credit Agreement. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation and amortization (EBITDA).

As of December 31, 2006, we had $88.8 million of outstanding debt under the credit agreement, compared to $57.0 million outstanding as of December 31, 2005.

The borrowing availability at December 31, 2006 under the revolving loan portion of the Credit Agreement was $47.2 million. As of December 31, 2006, we had $51.0 million outstanding under the term loan portion of the facility of the Credit Agreement.

Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels.

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.3 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 175 basis points. The interest rate on the portion of the term loan that is not subject to the interest rate swap, as of December 31, 2006 was 7.125%, including our spread at December 31, 2006 of 175 basis points.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at December 31, 2006 of 150 basis points, or 6.94%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of December 31, 2006, was 7.1%, including our spread at December 31, 2006 of 150 basis points.

From time to time we will pursue strategic acquisitions of businesses. Historically, we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand, borrowings under credit facilities and shares of our common stock. We expect to finance future acquisitions, if any, with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our Credit Agreement or a combination of the foregoing.

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

Off-Balance Sheet Arrangements.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (SPEs) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2006, we were not involved in any unconsolidated SPEs or VIEs.

Contractual Obligations.

Following is information regarding our long-term contractual obligations outstanding at December 31, 2006:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$88,800	$8,500	$36,200	$44,100	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	18,796	4,603	8,666	3,503	2,024
Purchase Obligations	—	—	—	—	—

Total	$107,596	$13,103	$44,866	$47,603	$2,024

Recent Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 and are in the process of finalizing our assessment of uncertain tax positions based on current FASB guidance. We do not anticipate the cumulative effect of adopting FIN 48 will be material to our financial statements.

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

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year and possibly ensuing quarters of the following year. In addition, a change in Presidential administration, Congressional majority or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. Further, some of our subcontractors have calendar year ends and sometimes submit large billings at the end of the calendar year that can cause a spike in our revenue and expenses related to subcontracts. This will also generally decrease our profit margins as revenues generated by billings from subcontractors generally have much lower margins than our revenues generated by direct work. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to changes in interest rates for borrowings under our credit facility. As of December 31, 2006, we had $88.8 million of borrowings outstanding under the Credit Agreement. We have offset a portion of our interest rate risk by entering into interest rate swap agreements on approximately 50% of our outstanding borrowings at December 31, 2006.

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.3 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 175 basis points. The interest rate on the portion of the term loan that is not subject to the interest rate swap, as of December 31, 2006 was 7.125%, including our spread at December 31, 2006 of 175 basis points.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at December 31, 2006 of 150 basis points, or 6.94%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of December 31, 2006, was 7.1%, including our spread at December 31, 2006 of 150 basis points.

A hypothetical 100 basis point increase in interest rates during 2006 would have resulted in an increase in interest expense of approximately $0.5 million for the year ended December 31, 2006.

Foreign currency translations have not materially affected our financial position or results of operations for the periods presented. In addition, a change in foreign currency rates would not significantly affect our fair value positions.

Item 8.    Financial Statements and Supplementary Data

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MTC Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MTC Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTC Technologies, Inc. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MTC Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dayton, Ohio

March 12, 2007

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(dollar amounts in thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note A)	$3,342	$13,755
Accounts receivable—net (Notes A and B)	90,630	81,683
Cost and estimated earnings in excess of billings on uncompleted contracts (Note B)	11,671	6,253
Work-in-process inventories (Note A)	11,767	8,184
Prepaid expenses and other current assets	4,543	2,616

Total current assets	121,953	112,491
PROPERTY AND EQUIPMENT—Net (Notes A and C)	20,559	9,320
GOODWILL (Notes A, I and J)	162,770	135,703
INTANGIBLE ASSETS, NET (Notes A, I and J)	27,627	27,898
OTHER ASSETS	1,400	214

TOTAL ASSETS	$334,309	$285,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$8,500	$6,000
Accounts payable	35,504	31,131
Compensation and related items	18,592	16,542
Billings in excess of costs and estimated earnings on uncompleted contracts (Note B)	2,951	2,677
Other current liabilities	3,509	2,291

Total current liabilities	69,056	58,641
LONG-TERM DEBT (Note D)	80,300	51,000
DEFERRED INCOME TAX LIABILITIES (Notes A and L)	6,070	4,173
OTHER LONG-TERM LIABILITIES	—	169
COMMITMENTS AND CONTINGENT LIABILITIES (Notes D, E and I)
STOCKHOLDERS’ EQUITY (Note K):
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,219,231 and 15,766,848 shares issued and outstanding at December 31, 2006, and 2005, respectively	16	16
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none of which are outstanding	—	—
Paid-in capital	121,752	121,227
Retained earnings	70,486	51,815
Other comprehensive income (loss)	16	(54)
Treasury stock	(13,387)	(1,361)

Total stockholders’ equity	178,883	171,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,309	$285,626

See notes to consolidated financial statements.

MT C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
	(dollar amounts in thousands, except share and per share amounts)
Revenue (Note A)	$415,477	$373,284	$273,027
Cost of revenue (Note A)	350,524	312,698	229,622

Gross profit	64,953	60,586	43,405
General and administrative expenses	23,519	17,466	12,098
Intangible asset amortization (Notes A and J)	5,912	5,140	2,508

Operating income	35,522	37,980	28,799
Interest (expense) income:
Interest income	334	309	547
Interest expense (Note D)	(5,468)	(2,898)	—

Net interest (expense) income	(5,134)	(2,589)	547

Income before income taxes	30,388	35,391	29,346
Income tax expense (Note L)	11,717	14,069	11,685

Net income	$18,671	$21,322	$17,661

Earnings per common share (Note A):
Basic	$1.20	$1.35	$1.15

Diluted	$1.19	$1.35	$1.15

Weighted average common shares outstanding (Note A):

Basic	15,607,511	15,745,365	15,300,608
Diluted	15,641,520	15,803,821	15,347,548

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(dollar amounts in thousands)
BALANCE—December 31, 2003	13,210,946	$13	$53,751	$12,832	$—	$(1,361)	$65,235
Net income				17,661			17,661
Common stock issued in connection with acquisition activities	166,842	1	4,424				4,425
Stock-based compensation transactions, (including income tax benefit of $206)	28,595		542				542
Net proceeds from public offering	2,250,000	2	59,296				59,298

BALANCE—December 31, 2004	15,656,383	16	118,013	30,493	—	(1,361)	147,161
Net income				21,322			21,322
Change in fair value of interest rate swap, net of tax benefit of $35					(54)		(54)

Comprehensive income							21,268
Common stock issued in connection with acquisition activities	79,880		2,473				2,473
Stock-based compensation transactions (including income tax benefit of $90)	30,585		741				741

BALANCE—December 31, 2005	15,766,848	16	121,227	51,815	(54)	(1,361)	171,643
Net income				18,671			18,671
Change in fair value of interest rate swap, net of tax expense of $45					70		70

Comprehensive income							18,741
Repurchase of common shares on the open market	(550,117)					(12,026)	(12,026)
Stock-based compensation transactions (including income tax benefit of $11)	2,500		525				525

BALANCE—December 31, 2006	15,219,231	$16	$121,752	$70,486	$16	$(13,387)	$178,883

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,671	$21,322	$17,661
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	751	152	69
Deferred income tax benefit	1,018	2,182	228
Depreciation and amortization	8,963	6,822	3,239
Loss (gain) on sale of fixed assets	(129)	(25)	182
Other	—	36	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	587	(900)	(18,063)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,418)	6,258	(764)
Work-in-process inventories	(2,715)	(3,504)	(1,856)
Prepaid expenses and other assets	(1,016)	125	(138)
Accounts payable	1,543	6,740	2,702
Compensation and related items	2,092	2,348	1,894
Billings in excess of costs and estimated earnings on uncompleted contracts	(930)	(3,827)	(21)
Other current liabilities	452	(330)	34

Net cash provided by operating activities	23,869	37,399	5,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquired businesses, net of cash acquired	(47,833)	(108,313)	(47,192)
Purchase of property and equipment	(7,243)	(4,149)	(2,051)
Proceeds from sale of property and equipment	966	153	224

Net cash used in investing activities	(54,110)	(112,309)	(49,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	43	650	59,817
Gross borrowings on the revolving credit agreement	137,650	137,100	—
Gross repayments on the revolving credit agreement	(99,850)	(137,100)	—
Payments on long-term borrowing	(6,000)	(3,000)	—
Proceeds from long term borrowing	—	60,000	—
Repurchase of common stock	(12,026)	—	—
Tax benefits of stock option transactions	11	—	—

Net cash provided by financing activities	19,828	57,650	59,817

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,413)	(17,260)	15,965
CASH AND CASH EQUIVALENTS:
Beginning of year	13,755	31,015	15,050

End of year	$3,342	$13,755	$31,015

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Operations—We provide modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions, primarily to U.S. defense, intelligence and civilian federal government agencies.

Sales to the federal government represent substantially all of our revenue. Consequently, accounts receivable balances consist primarily of amounts due from the federal government. In 2006, there were two contract vehicles containing approximately 150 task orders, which accounted for approximately 27% of our total revenue. In 2005 and 2004, these contracts accounted for approximately 31% and 35% of our total revenue, respectively. While the contract vehicles represent a significant portion of our total revenues, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are modernization and sustainment, professional services, C4ISR and logistics solutions.

Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. For the year ended December 31, 2005, we had sales to foreign customers of approximately $2.8 million. In 2006 and 2004 there were no sales to any foreign customers.

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

Reclassification—Certain amounts in the prior years have been reclassified to conform to the current year presentation.

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

Accounts Receivable—Accounts receivable consist of amounts billed and currently due from customers and include unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers. As such revenues are recognized, appropriate amounts of customer advances, performance-based payments and progress payments are reflected as an offset to the related accounts receivable balance.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed-price contracts within the scope of Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed-price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We will provide our customer with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which we identify those losses. We consider performance-based fees, including award fees, under any contract type to be earned only when we can demonstrate satisfaction of a specific performance goal or we receive contractual notification from a customer that the fee has been earned.

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

Our federal government contracts are subject to subsequent government audit of direct and indirect costs. The majority of such incurred cost audits have been completed through 2004. Our management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

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

Work-in-process Inventory—This inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis. The work-in-process inventory balance at December 31, 2006 and 2005 has been reduced by $2.5 million and $0.3 million, respectively, in progress payments.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. See Note J “Goodwill and Intangible Assets.”

Long-lived Assets—Long-lived assets and certain intangibles are reviewed for impairment, based upon the undiscounted expected future cash flows, whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments—The carrying amount of our accounts receivable, accounts payable and accrued expenses approximate their fair value. As of December 31, 2006, we had $88.8 million of debt outstanding under our credit facility. Our credit facility has a floating interest rate that varies with current indices and, as such, the recorded value would approximate fair value.

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

Earnings Per Common Share—Basic earnings per common share have been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average shares for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years ended December 31,
	2006	2005	2004
Basic weighted average common shares outstanding	15,607,511	15,745,365	15,300,608
Effect of potential exercise of stock options	34,009	58,456	43,980
Effect of contingently issued shares	—	—	2,960

Diluted weighted average common shares outstanding	15,641,520	15,803,821	15,347,548

Stock-Based Compensation—In May 2002, our board of directors adopted our 2002 Equity and Performance Incentive Plan. In April 2003, the 2002 Equity and Performance Incentive Plan was approved by our stockholders at our annual meeting of stockholders. The 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (the Equity Plan) provides for the grant of incentive stock options and nonqualified stock options and the grant or sale of restricted shares of common stock and restricted stock units to our directors, key employees and consultants. The board may provide for the payment of dividend equivalents, on a current, deferred or contingent basis, on the options granted under the Equity Plan. The board may also authorize participants in the Equity Plan to defer receipt of their common stock upon exercise of their stock options and may further provide that such deferred issuances include the payment of dividend equivalents or interest on the deferred amounts. The board may condition the grant of any award under the Equity Plan on a participant’s surrender or deferral of his or her right to receive a cash bonus or other compensation payable by us. The board can delegate its authority under the Equity Plan to any committee of the board.

We have reserved a total of 474,599 shares of our common stock for issuance under the Equity Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts, or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options or issuance of restricted stock or restricted share units will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the Equity Plan for more than 24,718 shares during any

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

calendar year. The number of shares issued as restricted shares will not exceed 74,156 common shares. As of December 31, 2006, options and restricted share units for 432,300 common shares were awarded under the Equity Plan, including options granted on March 1, 2006 for 11,000 common shares at an exercise price of $26.84; options granted on April 19, 2006 for 10,000 common shares at an exercise price of $25.58; restricted share units granted on April 19, 2006 for 24,916 common shares with a fair market value on the date of the grant of $25.58 per share; and options granted on August 14, 2006 for 24,718 common shares at an exercise price of $20.40. The exercise price for all options granted is the fair market value of the Company’s common stock on the date of the grant.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (1) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS No. 123(R), we started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses. Previously, we recorded forfeitures as incurred. We estimate the forfeiture rate based on historical experience.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the year ended December 31, 2006 was negatively impacted by $0.3 million. Basic and diluted earnings per share for the year ended December 31, 2006 was negatively impacted by $0.02.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options.    The following table summarizes option activity in our stock-based compensation plans for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	225,350	$26.30	182,437	$22.03	148,920	$19.18
Granted	45,718	$23.08	88,500	$30.03	72,780	$26.73
Exercised	(2,500)	$17.00	(30,585)	$21.30	(28,595)	$18.14
Forfeited or expired	(10,000)	$29.89	(15,002)	$26.01	(10,668)	$24.79

Outstanding at end of year	258,568	$25.69	225,350	$26.30	182,437	$22.03

Exercisable at end of year	193,017		152,713		116,516

The following table summarizes certain information for options currently outstanding and exercisable at December 31, 2006:

	Options outstanding			Options exercisable
Option Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16 to $21	91,158	6.9 years	$18.10	66,440	$17.24
$25 to $27	86,910	7.6 years	$26.60	72,910	$26.67
$29 to $34	80,500	8.3 years	$33.29	53,667	$33.29

Total	258,568			193,017

The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS No. 123(R) to our options at that time (in thousands, except per share amounts):

	2005	2004
Net income
As reported	$21,322	$17,661
Pro forma	$20,566	$17,149

Diluted earnings per common share
As reported	$1.35	$1.15
Pro forma	$1.30	$1.12

The fair value of each option award at the grant date was estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected life of options	7.4 years	5.0 years	5.0 years
Risk-free interest rate	4.9%	3.5%	3.5%
Expected stock price volatility	39.6%	51.0%	48.9%
Expected dividend yield	0.0%	0.0%	0.0%

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of options outstanding at December 31, 2006 was $3.4 million. For purposes of determining the pro forma amounts presented above, the weighted-average per share fair value of stock options granted during 2006, 2005 and 2004 was $11.59, $18.62 and $12.84, respectively.

Restricted Share Units.    The following outlines the unrecognized compensation cost associated with the outstanding restricted share unit awards for the year ended December 31, 2006 (dollar amounts in thousands):

	Restricted Share Units	Unamortized Grant Date Fair Value
Non-vested at December 31, 2005	35,226	$778
Granted	24,916	637
Expense recognized	—	(280)

Non-vested at December 31, 2006	60,142	$1,135

The unrecognized compensation cost of $1.1 million at December 31, 2006 related to outstanding restricted share units is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by our directors throughout the award period for a period of five years from date of grant. Upon vesting, all restrictions initially placed upon the common shares lapse.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition We adopted FIN 48 as of January 1, 2007 and are in the process of finalizing our assessment of uncertain tax positions based on current FASB guidance. We do not anticipate the cumulative effect of adopting FIN 48 will be material to our financial statements.

B.    ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Unbilled recoverable costs and accrued profit represents costs incurred and estimated fees earned on cost-plus fixed fee and time-and-materials service contracts for which billings have not been presented to customers. Unbilled amounts of approximately $0.4 million and $0.7 million at December 31, 2006 and 2005, respectively, represent retainers on government contracts that are expected to be collected during the next fiscal year.

	December 31,
	2006	2005
	(in thousands)
Amounts billed:
Federal government contracts	$50,005	$40,815
Commercial contracts	3,181	4,353
Related parties	—	5
Other	918	1,332

	54,104	46,505

Unbilled recoverable costs and accrued profit:
Federal government contracts	35,719	33,649
Commercial contracts	1,258	2,013

	91,081	82,167
Less allowance for doubtful accounts	(451)	(484)

Total accounts receivable	$90,630	$81,683

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following relates to fixed-price contracts:

	Costs and Estimated Earnings in Excess of Billings	Billings in Excess of Costs and Estimated Earnings
December 31, 2006 (in thousands):
Costs and estimated earnings	$59,664	$26,213
Billings	(47,993)	(29,164)

	$11,671	$(2,951)

December 31, 2005 (in thousands):
Costs and estimated earnings	$16,288	$8,791
Billings	(10,035)	(11,468)

	$6,253	$(2,677)

Allowance for doubtful accounts (in thousands):

Year ended December 31,	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Write offs	Balance at End of Period
2006	$484	$216	$—	$249	$451

2005	$575	$279	$—	$370	$484

2004	$321	$66	$—	$37	$350

The 2005 “Balance at Beginning of Period” includes the balance at the date of acquisition for Manufacturing Technologies, Inc. (MTI).

C.    PROPERTY AND EQUIPMENT

	December 31,
	2006	2005
	(in thousands)
Equipment	$13,854	$8,523
Furniture and fixtures	3,320	2,444
Leasehold improvements	4,066	2,978
Vehicles	194	1,257
Aircraft hangar	5,970	—
Assets in process	2,137	368

	29,541	15,570
Accumulated depreciation and amortization	(8,982)	(6,250)

Property and equipment, net	$20,559	$9,320

Depreciation expense was $3.0 million, $1.6 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D.    LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank and PNC Bank, N.A. We have subsequently amended the Credit Agreement on two occastions to permit certain actions taken by us and to modify certain covenants in the Credit Agreement. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation and amortization (EBITDA).

The borrowing availability at December 31, 2006 under the revolving loan portion of our Credit Agreement was $47.2 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels.

	December 31, 2006	December 31, 2005
Credit Agreement (in thousands):
Term loan	$51,000	$57,000
Revolving loan	37,800	—

Total debt	88,800	57,000
Less—current maturities	8,500	6,000

	$80,300	$51,000

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.3 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 175 basis points. The interest rate on the portion of the term loan that is not subject to the interest rate swap, as of December 31, 2006 was 7.125%, including our spread at December 31, 2006 of 175 basis points.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at December 31, 2006 of 150 basis points, or 6.94%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of December 31, 2006, was 7.1%, including our spread at December 31, 2006 of 150 basis points.

We account for our interest rate swap agreement under the provisions of SFAS No. 133, and have determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the swap

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement, net of income tax benefits, is recorded in other long-term liabilities on our balance sheet, and the change in fair value, net of income tax benefit, is reported in other comprehensive income or loss on the consolidated balance sheet.

E.    OPERATING LEASES

We lease certain administrative facilities from related parties and others. (See Note H “Related Party Transactions.”) Operating leases require monthly payments and expire at various dates through 2018. Additionally, renewal options for additional terms of one to five years are included in most agreements. Total operating lease expense totaled approximately $5.7 million, $5.3 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum annual rental payments under operating leases are as follows (in thousands):

Year Ending December 31,
2007	$4,603
2008	4,436
2009	4,230
2010	2,138
2011	1,365
Thereafter	2,024

$18,796

F.    SUPPLEMENTAL CASH FLOW INFORMATION

Other cash flow information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	December 31,
	2006	2005	2004
Interest paid	$5,332	$2,879	$—
Federal, state and local income taxes paid	$12,277	$12,900	$1,409
Amounts payable under earn-out agreements	$—	$—	$4,858
Acquisition price paid in shares of common stock	$—	$2,473	$4,424

G.    PROFIT SHARING PLAN

We sponsor a defined contribution 401(k) profit sharing plan that covers all eligible full-time and part-time employees. An eligible employee may make pre-tax contributions to the plan of up to 25% of his or her compensation. We provide up to 50% matching funds for eligible participating employees, limited to the employee’s participation of up to a maximum of 10% of earnings. Our contributions to the plan totaled approximately $4.2 million, $3.7 million and $2.4 million for the years December 31, 2006, 2005 and 2004, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. RELATED	PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder, Chairman of the Board of Directors and, since January 2007, our Chief Executive Officer. The following is a summary of transactions with related parties (in thousands):

	Years ended December 31,
	2006	2005	2004
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International	$4	$32	$185
Rent and building maintenance services paid to related parties	107	16	46

	$111	$48	$231

Other rent paid to related parties	$—	$49	$53

Sub-contracting services paid to related parties:
Corbus LLC	$1,396	$412	$430

Revenues from related parties:
Aerospace Integration Corporation (AIC)(2)	$29	$10	$—

Corbus LLC	$1,644	$524	$—

Integrated Information Technology Company (IITC)(1)	$—	$—	$506

(1)	Integrated Information Technology Corporation (IITC) was acquired by an unrelated party on May 28, 2004. Only transactions with IITC prior to May 28, 2004 are included in the related party transactions noted above.

(2)	Revenues from AIC were prior to our acquisition of AIC as discussed in Note I below.

During the second quarter of 2004, we purchased, at fair value of approximately $150,000, a 10% ownership interest in an airplane owned by Soin Aviation LLC. We also sold our 10% interest in one aircraft and our 90% interest in a second aircraft, which we jointly owned with Soin Aviation LLC, to an unrelated party and recognized a net loss of approximately $182,000. We then sold to Soin Aviation LLC a 10% interest in an aircraft we purchased from an unrelated party. The exchange of the aircraft was made in order to increase operating efficiency and to enhance the availability of the aircraft.

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

At December 31, 2006 and 2005, amounts due from related parties were approximately $0 and $5,000, respectively. At December 31, 2006 and 2005, there were amounts payable to related parties of approximately $0 and $859,000, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.    ACQUISITIONS

Year Ended December 31, 2006

Aerospace Integration Corporation

On April 1, 2006, we acquired all the outstanding capital stock of AIC from AIC’s shareholders. AIC serves the Department of Defense and its largest customer presence is with Special Operations Forces. AIC’s principal business is the design and systems engineering for modifications and technology insertions to avionics, flight controls and weapon systems. The upgraded systems and components are then fully integrated into fixed and rotary winged aircraft. The acquisition further strengthens our strategy to become a premier player in modernization and sustainment activities, while providing a significant increase in one of our target markets, Special Operations Forces.

The initial purchase price for 100% of the outstanding stock of AIC was $44.3 million. Additionally, acquisition related closing expenses of approximately $0.2 million were incurred. The total purchase price of $44.5 million was paid in cash at closing, all of which was borrowed under the revolving credit facility of our Credit Agreement.

AIC’s stockholders may receive additional payments through 2007 if certain operating goals are achieved. The maximum amount of all contingent payments is $16 million, which would also be paid in cash. It is anticipated that we will realize certain income tax benefits in future periods as a result of AIC’s stockholders’ agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986. If certain assumptions were realized, these benefits would amount to a net present value of approximately $7 million.

A portion of the stock in AIC was owned by Mr. Rajesh K. Soin, Chairman of the Board and Chief Executive Officer of MTC, and members of his family. The transaction was approved by a special committee of independent directors of MTC appointed by the Board of Directors.

The purchase price for the AIC acquisition was allocated as follows (in thousands):

Cash and equivalents	$42
Accounts receivable, net	9,589
Prepaids and other current assets	1,070
Property and equipment, net	7,883
Intangible assets—purchase price allocated to contracts	5,600
Goodwill	27,052
Current liabilities	(6,713)

Net assets acquired	$44,523

The value of the customer contract intangible asset was based on an independent appraisal. The customer contract intangible asset is being amortized over six years, which is the estimated remaining life of the contracts, including renewals. Goodwill recognized under the agreement is deductible for income tax purposes.

The revenue of AIC reflected in our consolidated statement of income for the year ended December 31, 2006 was approximately $46.9 million.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information (unaudited)—Pro forma results of operations, as if the acquisition of AIC had occurred as of January 1, 2005 is presented below. These pro forma results may not be indicative of the actual results that would have occurred under our ownership and management.

(in thousands, except per share data)	Twelve Months ended December 31,
	2006	2005
Revenues	$428,247	$407,109
Net income	18,541	21,544
Basic earnings per share	$1.19	$1.37
Diluted earnings per share	$1.19	$1.36

Pro forma adjustments for the year ended December 31, 2006 and 2005 include:

(in thousands)	Twelve Months ended December 31,
	2006	2005
Intangible amortization expense (1)	$233	$933
Income taxes expense (benefit) (2)	(83)	146
Net interest expense (3)	(537)	(1,499)
Acquisition closing expenses (4)	2,626	—

(1)	Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of acquisition.

(2)	Pro forma adjustment to reflect income taxes as if AIC had been a ‘C’ corporation for the periods presented, at an estimated combined effective income tax rate of 39.6% for the year ended December 31, 2005 and 39.4% for the year ended December 31, 2006.

(3)	Pro forma adjustment to reflect the elimination of AIC interest expense, as well as reflect interest expense on the approximate $44.5 million in debt that would have been used to consummate the acquisition on January 1, 2005.

(4)	Pro forma adjustment to give effect to the elimination of non-recurring expense related to closing costs on the purchase of AIC included in results for the twelve months ended December 31, 2006.

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

The purchase price for the OBSI acquisition was allocated as follows (in thousands):

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pro forma adjustments to 2004 net income and earnings per common share include:

•

Pro forma adjustment to give effect to the amortization of the intangible asset recorded as a result of the acquisition, which would have resulted in $1.1 million of additional amortization expense in 2004.

•

Pro forma adjustment to reflect income taxes as if MTI had been a “C” corporation for the period presented, at an estimated combined effective income tax rate of 40%. The pro forma income tax expense for 2004 was $0.3 million.

•

Pro forma adjustment to reflect the elimination of MTI interest expense, reduce interest income on the $15.0 million of cash and cash equivalents available on January 1, 2004 to fund the acquisition of MTI, as well as reflect interest expense on the approximate $55.0 million in debt that would have been used in addition to available cash to consummate the acquisition on January 1, 2004. The pro forma adjustment to 2004 resulted in a net increase in interest expense of $2.3 million in 2004.

•	Pro forma adjustment to give effect to the elimination of inter-company revenues between MTC and MTI of $1.9 million.

Year Ended December 31, 2004

Command Technologies, Inc.

On July 1, 2004, we acquired all of the outstanding capital stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology and technology applications to training, simulation and modeling. The initial purchase price was $45.0 million, which was paid from cash on hand at closing. The purchase price was reduced by $0.7 million in December 2004 as a result of the release of amounts from escrow under the stock purchase agreement. The purchase price was reduced by another $0.1 million in August 2005 as a result of the release of amounts from escrow under the stock purchase agreement.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price of the CTI acquisition was allocated as follows (in thousands):

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

The acquisition is consistent with our growth strategies to acquire complementary businesses to reach new customers and increase our technical footprint. CTI, headquartered in Warrenton, Virginia, with major facilities in Florida, Texas and Colorado, augments MTC’s thrust to expand its role in support of the U.S. intelligence communities. CTI brings a wealth of in-depth knowledge and experience in assisting the military and intelligence communities build and maintain the nation’s defenses. The acquisition also supports the expansion efforts of our C4ISR program.

The revenue of CTI reflected in our consolidated statement of income for year ended December 31, 2004 was $19.1 million.

J.	GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform a review of goodwill at least annually for impairment. We have elected to perform impairment tests in the fourth quarter of each calendar year. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our single consolidated reporting unit. We determined that no impairment charges were required in 2006, 2005 and 2004.

The components of amortizable other intangibles at December 31, 2006 and 2005 are as follows (in thousands):

	Year Ending December 31,
	2006	2005
Customer contract intangibles	$41,254	$35,654
Capitalized software costs	663	623
Non-compete covenants	25	25

	41,942	36,302
Accumulated amortization	(14,315)	(8,404)

	$27,627	$27,898

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Aggregate amortization expense for intangible assets for the years ended December 31, 2006, 2005 and 2004 were $5.9 million, $5.1 million and $2.5 million, respectively. Purchased contracts are amortized on a straight-line basis over a weighted amortization period of 7.4 years at December 31, 2006.

Estimated annual intangible amortization expense (in thousands) for the next five years:

Year Ending December 31,
2007	$6,145
2008	5,585
2009	3,773
2010	3,629
2011	3,629

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

Balance as of December 31, 2005	$135,703
Additional goodwill arising from our MTI acquisition	15
Goodwill arising from our AIC acquisition	27,052

Balance as of December 31, 2006	$162,770

K.    STOCKHOLDERS’ EQUITY

On July 27, 2006, our Board of Directors authorized us to repurchase up to $10 million of outstanding shares of MTC common stock in open market purchases or in privately negotiated transactions. The program was completed in October 2006, resulting in the purchase of 464,769 shares for $10.0 million.

In October 2006, our Board of Directors authorized the repurchase of up to an additional $10 million of outstanding shares of MTC common stock in the open market, including, without limitation, pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. As of December 31, 2006, the Company had repurchased an additional 85,368 shares for $2.0 million, pursuant to this authorization.

During 2006 the Company repurchased a total of 550,117 shares at an aggregate cost of $12.0 million and is authorized to repurchase up to $8.0 million more shares under the program.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.    INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004, we recorded a provision for domestic federal and state income taxes.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005
Deferred tax assets related to:
Allowance for doubtful accounts	$129	$103
Other accruals	2,128	1,195
Foreign net operating losses	576	593
Valuation allowance	(576)	(593)

Total deferred tax assets	2,257	1,298

Deferred tax liabilities related to:
Property and equipment	(533)	(870)
Earnings recognized under percentage of completion provision	(177)	(264)
Other current assets	(310)	(244)
Goodwill and intangible amortization	(5,716)	(3,381)

Total deferred tax liabilities	(6,736)	(4,759)

Total net deferred tax liability	(4,479)	(3,461)
Current portion of deferred tax asset included in prepaid expenses and other	1,591	712

Long-term portion	$(6,070)	$(4,173)

The foreign net operating loss carryforward has an indefinite life. We have recorded a valuation allowance for the amount of foreign net operating loss carryforwards to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies.

Income tax expense included in the income statement is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income tax expense:
U.S. Federal	$9,004	$9,735	$9,409
State and local	1,695	2,152	2,048

Total current income tax expense	10,699	11,887	11,457

Deferred income tax expense:
U.S. Federal	900	1,928	202
State and local	118	254	26

Total deferred income tax expense	1,018	2,182	228

Total income tax expense	$11,717	$14,069	$11,685

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reasons for the difference between the effective rate and the U.S. federal income statutory rate of 35% are as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	3.9	4.7	4.6
Other	(0.3)	0.1	0.2

Effective tax rate	38.6%	39.8%	39.8%

M.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in thousands except per share data):

For the quarter ended	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Income statement data:
Revenue	$85,312	$89,655	$101,210	$97,107	$88,405	$111,246	$105,194	$110,632
Gross profit	13,770	14,706	15,682	16,428	14,400	18,549	17,321	14,683
Operating income	8,956	9,204	9,920	9,900	8,868	10,172	9,410	7,072
Income before income taxes	8,571	8,479	9,213	9,128	8,086	8,754	7,982	5,566
Income tax expense	3,394	3,358	3,648	3,669	3,163	3,472	3,145	1,937
Net income	$5,177	$5,121	$5,565	$5,459	$4,923	$5,282	$4,837	$3,629
Basic earnings per share	$0.33	$0.33	$0.35	$0.35	$0.31	$0.33	$0.31	$0.24
Diluted earnings per share	$0.33	$0.32	$0.35	$0.35	$0.31	$0.33	$0.31	$0.24

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on this review, our CEO and CFO have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on the COSO criteria. There were no material weaknesses in internal control over financial reporting identified by our management. Our independent registered accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This attestation report appears below.

Changes in Internal Control

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm of Management’s Assessment on Internal Control over Financial Reporting

The Board of Directors and Stockholders of MTC Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, which is located under Item 9A Controls and Procedures, that MTC Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTC Technologies Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MTC Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MTC Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTC Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Ernst & Young LLP
Dayton, Ohio March 12, 2007

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

Information regarding Directors of the Company, the Audit Review Committee, the “audit committee financial expert” and the Code of Business Conduct and Ethics, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders under the heading “Election of Directors (Proposal No. 1).”

Information regarding compliance with Section 16(a) of the Exchange Act, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Information regarding Executive and Director Compensation, as required by Part III, Item 11, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Election of Directors (Proposal No. 1)” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information Table.”

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders under the headings “Transactions with Related Persons” and “Election of Directors (Proposal No. 1).”

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 14.    Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services, as required by Part III, Item 14, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders under the heading “Ratify Selection of Independent Accountants (Proposal No. 3).”

P ART IV.

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements:

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

Dated: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RAJESH K. SOIN Rajesh K. Soin	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 13, 2007

/s/ MICHAEL I. GEARHARDT Michael I. Gearhardt	Chief Financial Officer, Executive Vice President (Principal Financial Officer)	March 13, 2007

/s/ STEPHEN T. CATANZARITA Stephen T. Catanzarita	Vice President, Controller (Principal Accounting Officer)	March 13, 2007

* Don R. Graber	Director	March 13, 2007

* David S. Gutridge	Director	March 13, 2007

* Lester L. Lyles	Director	March 13, 2007

* William E. MacDonald, III	Director	March 13, 2007

* Kenneth A. Minihan	Director	March 13, 2007

* Lawrence A. Skantze	Director	March 13, 2007

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K for the above-named directors of the registrant as indicated pursuant to the powers of attorney executed by such directors that are filed with the Securities and Exchange Commission on behalf of such directors as Exhibit 24.1 to this Annual Report on Form 10-K.

By:	/s/ MICHAEL I. GEARHARDT
Michael I. Gearhardt
Attorney-in-Fact

March 13, 2007

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

2.8

Stock Purchase Agreement, dated as of March 31, 2006, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc., an Ohio corporation, and the Stockholders of Aerospace Integration Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on April 3, 2006).

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

Exhibit No.	Description
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

10.1

Credit and Security Agreement, dated as of April 21, 2005, by and among MTC Technologies, Inc., National City Bank, for itself and as Agent, KeyBank National Association, Fifth Third Bank and Branch Banking and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on August 8, 2006).

10.2

First Amendment to Credit and Security Agreement, dated as of October 27, 2006, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein.

10.3

Second Amendment to Credit and Security Agreement, dated as of March 9, 2007, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein.

10.4*

MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (incorporated by reference to Exhibit 10.3 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 2, 2004).

10.5*

Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

10.6*

Tax Indemnification Agreement, dated as of June 10, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

10.7*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Registration No. 000-49890), filed on March 11, 2005).

10.8*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.9*	Form of Director Restricted Share Units Agreement (incorporated by reference to Exhibit 10.11 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.10*	Form of Severance Agreement (incorporated by reference to Exhibit 10.8 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 13, 2006).

10.11*

Agreement, effective as of January 16, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and David S. Gutridge (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (File No. 000-49890), filed on January 5, 2007).

Exhibit No.	Description
10.12*

Agreement and Release, effective as of January 1, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and Donald Weisert (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (File No. 000-49890), filed on January 5, 2007).

10.13*

MTC Technologies, Inc. 2007 Deferred Compensation Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (File No. 000-49890), filed on January 5, 2007).

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