Form 10-Q
period 2007-03-31
MTC TECHNOLOGIES INC
filed 2007-05-08
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007

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

Yes  ☐    No  ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of April 30, 2007 was 15,145,406.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)	(unaudited) March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,151	$3,342
Restricted cash	7,608	—
Accounts receivable, net	82,066	90,630
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	12,894	11,671
Inventories	8,927	11,767
Prepaid expenses and other current assets	3,357	4,543

Total current assets	117,003	121,953
Property and equipment, net	23,174	20,559
Goodwill, net	164,094	162,770
Intangible assets, net	26,272	27,627
Other assets	1,693	1,400

Total assets	$332,236	$334,309

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$9,325	$8,500
Accounts payable	28,732	35,504
Compensation and related items	14,291	18,592
Billings in excess of costs and estimated earnings on uncompleted contracts	4,245	2,951
Income taxes payable and other current liabilities	4,163	3,509

Total current liabilities	60,756	69,056
Long-term debt	84,950	80,300
Deferred income taxes and other long-term liabilities	5,998	6,070
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,145,406 and 15,219,231 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	16	16
Paid-in capital	121,875	121,752
Retained earnings	73,511	70,486
Other comprehensive income	59	16
Treasury stock	(14,929)	(13,387)

Total stockholders’ equity	180,532	178,883

Total liabilities and stockholders’ equity	$332,236	$334,309

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(Dollar amounts in thousands, except per share amounts)	2007	2006
Revenue	$100,094	$88,405
Cost of revenue	84,734	74,005

Gross profit	15,360	14,400
General and administrative expenses	6,944	4,194
Intangible asset amortization	1,536	1,338

Operating income	6,880	8,868
Interest income	13	117
Interest expense	(1,499)	(899)

Interest expense, net	(1,486)	(782)

Income before income tax expense	5,394	8,086
Income tax expense	2,114	3,163

Net income	$3,280	$4,923

Basic and diluted earnings per share	$0.22	$0.31

Weighted average common shares outstanding:
Basic	15,206,583	15,768,709
Diluted	15,234,588	15,808,524

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
(Dollar amounts in thousands)	2007	2006
Cash flows from operating activities:
Net income	$3,280	$4,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,551	1,843
Stock compensation expense	203	182
Deferred income taxes	(72)	(92)
Other	3	(4)
Changes in operating assets and liabilities:
Accounts receivable	7,215	(663)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,223)	795
Inventory	2,840	566
Prepaid expenses and other assets	962	147
Accounts payable	(6,772)	(10,448)
Compensation and related items	(4,301)	(277)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,294	(284)
Income taxes payable and other current liabilities	739	1,595

Net cash provided by (used in) operating activities	6,719	(1,717)

Cash flows from investing activities:
Payments for acquired businesses	(375)	(1,831)
Purchase of property and equipment	(3,635)	(875)
Proceeds from sale of property and equipment	1	5

Net cash used in investing activities	(4,009)	(2,701)

Cash flows from financing activities:
Issuance of common stock	—	43
Gross borrowings on the revolving credit facility	46,100	—
Gross repayments on the revolving credit facility	(48,500)	—
Payments on long-term borrowing	(2,125)	(1,500)
Proceeds from issuance of bonds, net of restricted cash of $7,608	2,166	—
Excess tax benefits from share-based payments	—	11

Repurchase of common stock	(1,542)	–

Net cash used in financing activities	(3,901)	(1,446)

Net decrease in cash	(1,191)	(5,864)
Cash and cash equivalents at beginning of period	3,342	13,755

Cash and cash equivalents at end of period	$2,151	$7,891

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information— The consolidated financial statements as of March 31, 2007 and 2006 and for the three-month periods ended March 31, 2007 and 2006 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

Business Segment— We operate as one segment, delivering a broad array of services primarily to the federal government in four areas: modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions. We offer these services separately or in combination across our customer base. Accordingly, revenue and profit are internally reviewed by our management primarily on a contract basis, making it impracticable to determine revenue and profit by services offered.

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Basic weighted average common shares outstanding	15,206,583	15,768,709
Effect of potential exercise of stock options	28,005	39,815

Diluted weighted average common shares outstanding	15,234,588	15,808,524

Comprehensive Income—The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net income	$3,280	$4,923
Change in fair value of interest rate swap, net of tax expense of $28 and $115, respectively	43	176

Comprehensive income	$3,323	$5,099

Stock-Based Compensation—Effective January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, using the modified prospective transition method. Total stock compensation cost for all stock based awards for each of the three month periods ended March 31, 2007 and March 31, 2006 was $0.2 million, or $0.1 million net of tax effect.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 during the first quarter of 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note F for further information related to the impact of adopting FIN 48 on our consolidated financial statements.

B. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder, Chief Executive Officer and Chairman of the Board of Directors of MTC. The following is a summary of transactions with related parties (in thousands):

	Three months ended March 31,
	2007	2006
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$—	$1
Rent and maintenance costs paid to related parties	16	1

	16	$2

Sub-contracting services paid to related parties:
Corbus, LLC	$45	$1,366

Revenues from related parties:
Corbus, LLC	$411	$274
Aerospace Integration Corporation (AIC) (1)	—	29

	$411	$303

(1)	Revenues from AIC in 2006 were prior to our acquisition of AIC.

We believe that our subcontracting, lease and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At March 31, 2007 and December 31, 2006, amounts due from related parties were $0 and $22,000 respectively. At March 31, 2007 and December 31, 2006, amounts payable to related parties were $10,000 and $0, respectively.

C. INVENTORY

Inventories are valued at the lower of cost or market using the first-in, first-out method. The components of inventories as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

	March 31, 2007	December 31, 2006
Raw materials	$294	$—
Work-in-process	7,999	11,767
Finished goods	634	—

	$8,927	$11,767

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

The borrowing availability at March 31, 2007 under the revolving loan portion of our Credit Agreement was $49.6 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of March 31, 2007, we were in compliance with these covenants.

March 31, 2007 (in thousands)
Credit agreement, due March 31, 2010
Term loan	$48,875
Revolving loan	35,400
Bonds payable, due March 1, 2018	10,000

Total debt	94,275
Less—current maturities	(9,325)

$84,950

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments on our term loan. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $24.4 million as of March 31, 2007, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at March 31, 2007 of 175 basis points, or 6.62%. At March 31, 2007, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.375% plus our spread at March 31, 2007 of 175 basis points, or 7.125%.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period that began in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at March 31, 2007 of 150 basis points, or 6.94%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of March 31, 2007, was 7.0%, including our spread at March 31, 2007 of 150 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation, and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the Bonds at the closing, paid transaction costs of $0.2 million, and the remaining $7.6 million is being held in escrow and will be paid to AIC as additional capital expenditures are made on the aircraft completion center. The parcel of land on which such construction will occur has been leased to AIC by the City of Albertville.

Concurrently with the issuance of the Bonds, AIC entered into a lease agreement with the IDB (Lease Agreement) whereby AIC will complete the construction of and furnish the equipment for the aircraft completion center located at the airport. The Lease Agreement provides that AIC will make lease payments sufficient to pay the principal of and interest on the Bonds. The Bonds are secured by a direct pay letter of credit (Letter of Credit) issued by National City Bank (Bank), which expires on March 16, 2010 subject to extensions as agreed to by AIC and the Bank. In consideration for the issuance of the Letter of Credit, AIC has entered into a Reimbursement Agreement (Reimbursement Agreement) obligating AIC to pay the Bank for all drawings made on the Letter of Credit. In addition, the Company has entered into a guaranty with the Bank guaranteeing the payment and performance of AIC under the Reimbursement Agreement. AIC’s obligations under the Reimbursement Agreement are secured by a mortgage of its leasehold interest in the ground lease and a security interest in its personal property. The Company’s obligations under the guaranty are secured by a security interest in its personal property.

The Bonds are scheduled to mature on March 1, 2018. AIC will pay only the interest on the Bonds for a period of one-year, followed by 10 years of quarterly principal and interest payments beginning on March 1, 2008. The interest rate on the Bonds is determined on a weekly basis by the remarketing agent for the Bonds, NatCity Investments, Inc. AIC has the right to convert the variable weekly interest rates to a fixed interest rate upon written notice to the trustee for the Bonds, the Bank and NatCity Investments, Inc. Principal payments will be made on the Bonds beginning March 2008 and will continue through the maturity date (or such earlier date on which the Bonds may be redeemed). The Bonds may be redeemed at the option of AIC and are subject to mandatory redemption in the event that the interest on the Bonds is determined to be subject to income taxation under the Internal Revenue Code.

The Reimbursement Agreement contains customary events of default, including failure to make required payments when due, failure to comply with certain covenants, breaches of certain representations and warranties, certain events of bankruptcy and insolvency, amendments to the Lease Agreement without the prior consent of the Bank, and an “event of default” under the Credit Agreement. Upon any such event of default, the maturity of the Bonds can be accelerated, causing payment by the Bank under the Letter of Credit and an immediate reimbursement obligation of AIC for the amount of accelerated Bonds pursuant to the Reimbursement Agreement.

Effective March 30, 2007, AIC entered into an interest rate swap agreement with the Bank under which it exchanged floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to the full amount of the Bonds and ends March 1, 2017. The swap provides for payments over 10 years and is settled on a quarterly basis commencing June 1, 2007. The fixed interest rate provided by the agreement is 3.91%.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We account for our interest rate swap agreements under the provisions of SFAS No. 133, and have determined that the swap agreements qualify as effective hedges. Accordingly, the fair value of the swap agreements, net of income tax benefits, will be reported in other assets or other long-term liabilities, and the effective portion of the change in fair value, net of income tax benefit, will be reported as other comprehensive income or loss on the consolidated balance sheet.

E. STOCK REPURCHASE PROGRAM

In October 2006, our Board of Directors authorized the repurchase of up to $10 million of outstanding shares of MTC common stock in the open market, including, without limitation, pursuant to a Rule 10b5-1 trading plan or in privately negotiated transactions.

As of March 31, 2007, the Company had repurchased a total of 159,193 shares at an aggregate cost of $3.5 million and was authorized to repurchase up to an additional $6.5 million of shares under the program.

F. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48)

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $0.3 million.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for years before 2002 and state and local examinations by tax authorities for years before 2002.

As of March 31, 2007, the liability for unrecognized tax benefits was $0.3 million. This balance was recorded in other current liabilities as prescribed by FIN 48. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and the financial condition of MTC at March 31, 2007 compared to December 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

We provide sophisticated modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions, focusing primarily on U.S. federal government agencies such as the Department of Defense, various intelligence agencies and other companies that serve these same markets. Our services encompass the full system life cycle from requirements definition, design, development and integration,

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

to upgrade, sustainment and support for mission critical information and weapons systems. For the three-month period ended March 31, 2007, approximately 98% of our revenue was derived ultimately from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands, compared to over 99% for the same periods in 2006.

In July 2001, we were one of six awardees of the Flexible Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Our revenue under the FAST contract was approximately 18% and 23% of total revenue for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, FAST revenue was comprised of 59 separate task orders, the largest of which amounted to approximately 3% of total revenue for the three months ended March 31, 2007. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Services Administration (GSA) vehicles, accounted for more than 4% of revenue for the three months ended March 31, 2007.

Under the FAST contract, we have the potential to compete for millions of dollars in task orders over the FAST contract’s approximately one-and-a-half-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. As of March 31, 2007, we have been awarded multiple individual task orders under the FAST contract with a remaining potential award value of approximately $494 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to be a significant part of our business for the next few years, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2004 and the rates have been agreed to. We do not anticipate any material adjustment to our consolidated financial statements in subsequent periods for audits not yet completed.

For the three months ended March 31, 2007 and 2006, approximately 64% and 68%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 77% and 75% of our revenue for the three months ended March 31, 2007 and 2006, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent, and also allowed us to internalize work previously performed by subcontractors.

Our federal government contracts are subject to funding availability and current market conditions, such as the ongoing war on terror and other factors. These conditions are causing delays in the bidding/award process and affecting funding availability and the availability of assets to be repaired or upgraded.

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

Contract Types. When contracting with our government customers, we enter into one of three basic types of contracts: time-and-materials, fixed-price and cost-plus:

•

Time-and-materials contracts. Under a time-and-materials contract, we receive a fixed hourly rate for each direct labor hour worked, plus reimbursement for our allowable direct costs. To the extent that our actual labor costs vary significantly from the negotiated rates under a time-and-materials contact, we can either make more or less money than we originally anticipated.

•

Fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a firm fixed price. If our actual costs exceed our estimate of the costs to perform the contract, we may generate less profit or incur a loss. A portion of our fixed-price contract work is under a fixed-price level-of-effort contract, which represents a similar level of risk to our time-and-materials contracts, under which we agree to perform certain units of work for a fixed price per unit. We generally attempt to avoid undertaking high-risk work, such as software development or research and development efforts, under fixed-price contracts.

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended March 31,
	2007	2006
Time-and-materials	50%	54%
Fixed-price	35%	32%
Cost-plus	15%	14%

Total	100%	100%

Funded Backlog. We define funded backlog as the portion of total backlog (our estimate of the total potential value of all orders for services under existing signed contracts and task orders, assuming, where appropriate, the exercise of all options and add-ons relating to those contracts and task orders, subject to available ceiling remaining on those contracts and task orders) for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized. Funded backlog excludes options and add-ons to existing contracts for which we have not yet received funding. Our funded backlog does not include the full potential value of our contracts,

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

because funds for a particular program or contract are regularly funded on a yearly or even shorter basis, even though the contract may call for performance over a number of years.

The primary source of our backlog is contracts to perform work for the federal government. Our estimated funded backlog at March 31, 2007 was approximately $261 million as compared to approximately $245 million at March 31, 2006. The approximate $16 million increase in funded backlog resulted primarily from the acquisition of Aerospace Integration Corporation (AIC) in the second quarter of 2006. This increase was partially offset by a funding decrease for the FAST contract.

Our funded backlog at March 31, 2007 was approximately 61% of our trailing twelve-month revenue, which is slightly higher than the range of typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

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

Our work-in-process inventory relates to costs accumulated under fixed-price-type contracts accounted for under the completed contract method and certain output measures, such as units delivered, of the percentage-of-completion method. Inventories are stated at the lower of cost or market, computed on an average cost basis.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. We determined that no impairment charge was required in 2006.

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

Beginning January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” Refer to Notes A and F in the Notes to Consolidated Financial Statements for details related to the adoption of FIN 48. The adoption of FIN 48 resulted in recording a $0.3 million adjustment to our beginning retained earnings and did not have any impact on our Consolidated Statements of Income.

FORWARD-LOOKING STATEMENTS

Portions of this Quarterly Report that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this Quarterly Report involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; delays in the bidding/award process; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions, including the acquisition of AIC, that might increase our costs or liabilities or be disruptive; integration of acquisitions; and changes in general economic and business conditions.

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

	Three months ended March 31,
	2007		2006
Revenue	$100.1	100.0%	$88.4	100.0%
Cost of revenue	84.7	84.7	74.0	83.7

Gross profit	15.4	15.4	14.4	16.3
General and administrative expenses	7.0	7.0	4.2	4.7
Intangible asset amortization	1.5	1.5	1.3	1.5

Operating income	6.9	6.9	8.9	10.1
Net interest expense	1.5	1.5	0.8	0.9

Net income before income taxes	5.4	5.4	8.1	9.2
Income tax expense	2.1	2.1	3.2	3.6

Net income	$3.3	3.3%	$4.9	5.6%

THREE MONTHS ENDED MARCH 31, 2007

COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenue. Revenue for the three months ended March 31, 2007 increased 13.2%, or $11.7 million, as compared to the same period in 2006 due primarily to revenue growth from the acquisition of AIC during the second quarter of 2006 of approximately $8 million. The remainder of the increase in revenue was organic growth.

Gross profit. Gross profit for the three months ended March 31, 2007 increased 6.7%, or $1.0 million, as compared to the same period in 2006. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue decreased to 15.4% in the first quarter of 2007 primarily due to decreased margins at AIC and variations in business mix.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2007 increased 65.6%, or $2.8 million, as compared to the same period in 2006. The increase was due primarily to $1.8 million, related to the acquisition of AIC, which took place during the second quarter of 2006, and $0.7 million in increased labor costs. General and administrative expenses as a percentage of revenue increased from 4.7% of revenue for the three months ended March 31, 2006 to 6.9% for the three months ended March 31, 2007.

Intangible asset amortization. Intangible asset amortization for the three months ended March 31, 2007 increased 14.8%, or $0.2 million, as compared to the same period in 2006. This increase was the result of the amortization of intangible assets related to the acquisition of AIC completed during the second quarter of 2006.

Operating income. Operating income for the three months ended March 31, 2007 decreased 22.4%, or $2.0 million, as compared to the three months ended March 31, 2006. This decrease in operating income primarily reflects the increased general and administrative expenses and amortization of intangible assets related to the acquisition of AIC, partially offset by the increased gross profit. Operating income as a percentage of revenue decreased from 10.1% of revenue for the three months ended March 31, 2006 to 6.9% for the three months ended March 31, 2007, primarily for the reasons addressed above.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Net interest expense. The $0.7 million increase in net interest expense related to the borrowings made under our Credit Agreement in 2006, which were used primarily to fund the acquisition of AIC made in the second quarter of 2006.

Income tax expense. Income tax expense for the three months ended March 31, 2007 decreased approximately 33.2%, or $1.0 million, as compared to the same period in 2006. Our effective income tax rates for the quarters ended March 31, 2007 and 2006 were 39.2% and 39.1%, respectively.

Net income. Net income for the three months ended March 31, 2007 decreased 33.4%, or approximately $1.6 million, as compared to the three months ended March 31, 2006. This decrease in net income was primarily the result of the decrease in operating income and increased interest expense, partially offset by the decreased income tax expense.

QUARTERLY FLUCTUATIONS

Our results of operations, particularly our revenue, gross profit and cash flow, may vary significantly from quarter to quarter depending on a number of factors, including the progress of contract performance, revenue earned on contracts, the number of billable days in a quarter, the timing of customer orders or deliveries, changes in the scope of contracts and billing of other direct and subcontract costs, timing of funding of task orders, the commencement and completion of contracts we have been awarded, general economic conditions and timing of government awards. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts or task orders commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

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

Our cash and cash equivalents balance was $2.2 million and $3.3 million on March 31, 2007 and December 31, 2006, respectively. Our working capital was approximately $56.2 million at March 31, 2007 and approximately $52.9 million at December 31, 2006. Our working capital increased $3.6 million in the first three months of 2007 primarily due to:

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

•	a $7.6 million increase in restricted cash being held in escrow from the issuance of $10 million in industrial development bonds, and

•	a $6.7 million decrease in accounts payable, primarily in trade payables,

•	partially offset by an $8.6 million decrease in net accounts receivable, primarily in trade receivables.

Our operating activities provided net cash of approximately $6.7 million for the three months ended March 31, 2007. The cash provided by operations primarily represented net income of $3.3 million adjusted for depreciation and amortization of $2.6 million and changes in working capital as discussed above. For the three months ended March 31, 2006, our operating activities used net cash of approximately $1.7 million, primarily represented by net income adjusted for depreciation and amortization and a $10.4 million decrease in accounts payable.

Our investing activities used net cash of approximately $4.0 million for the three months ended March 31, 2007 as a result of approximately $3.6 million of capital expenditures, $2.2 million of which related to the construction of the aircraft completion center described below. We currently anticipate 2007 aggregate capital expenditures will range between $18 and $20 million for additional facilities, software tools and computer equipment to support our growth, including the $10 million to be used for the construction of the aircraft completion center. Net cash used by investing activities for the three months ended March 31, 2006 of $2.7 million consisted of $1.8 million of payments made in connection with the acquisitions of OnBoard Software, Inc. and Manufacturing Technology, Inc. and $0.9 million of capital expenditures.

Our financing activities used net cash of approximately $3.9 million for the three months ended March 31, 2007, which primarily consisted of $4.5 million in net repayments of debt under our Credit Agreement and repurchase of outstanding MTC common stock during the period for $1.5 million, offset by $2.2 million of proceeds from the issuance of bonds to finance construction of the aircraft completion center. Our financing activities used net cash of approximately $1.4 million for the three months ended March 31, 2006, which consisted of repayments under the term loan portion of our Credit Agreement of $1.5 million.

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

As of March 31, 2007, we had $84.3 million outstanding under the Credit Agreement, compared to $88.8 million outstanding as of December 31, 2006.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of March 31, 2007, we were in compliance with these covenants.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville airport. AIC received $2.2 million in proceeds from the Bonds at the closing, paid transaction costs of $0.2 million, and the remaining $7.6 million is being held in escrow and will be paid to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

AIC as additional capital expenditures are made on the aircraft completion center. The parcel of land on which such construction will occur has been leased to AIC by the City of Albertville.

Concurrently with the issuance of the Bonds, AIC entered into a lease agreement with the IDB (Lease Agreement) whereby AIC will complete the construction of and furnish the equipment for the aircraft completion center located at the airport. The Lease Agreement provides that AIC will make lease payments sufficient to pay the principal of and interest on the Bonds. The Bonds are secured by a direct pay letter of credit (Letter of Credit) issued by National City Bank (Bank), which expires on March 16, 2010 subject to extensions as agreed to by AIC and the Bank. In consideration for the issuance of the Letter of Credit, AIC has entered into a Reimbursement Agreement (Reimbursement Agreement) obligating AIC to pay the Bank for all drawings made on the Letter of Credit. In addition, the Company has entered into a guaranty with the Bank guaranteeing the payment and performance of AIC under the Reimbursement Agreement. AIC’s obligations under the Reimbursement Agreement are secured by a mortgage of its leasehold interest in the ground lease and a security interest in its personal property. The Company’s obligations under the guaranty are secured by a security interest in its personal property.

The Bonds are scheduled to mature on March 1, 2018. AIC will pay only interest on the Bonds for a period of one-year, followed by 10 years of quarterly principal and interest payments beginning on March 1, 2008. The interest rate on the Bonds is determined on a weekly basis by the remarketing agent for the Bonds, NatCity Investments, Inc. AIC has the right to convert the variable weekly interest rates to a fixed interest rate upon written notice to the trustee for the Bonds, the Bank and NatCity Investments, Inc. Principal payments will be made on the Bonds beginning March 2008 and will continue through the maturity date (or such earlier date on which the Bonds may be redeemed). The Bonds may be redeemed at the option of AIC and are subject to mandatory redemption in the event that the interest on the Bonds is determined to be subject to income taxation under the Internal Revenue Code.

The Reimbursement Agreement contains customary events of default, including failure to make required payments when due, failure to comply with certain covenants, breaches of certain representations and warranties, certain events of bankruptcy and insolvency, amendments to the Lease Agreement without the prior consent of the Bank, and an “event of default” under the Credit Agreement. Upon any such event of default, the maturity of the Bonds can be accelerated, causing payment by the Bank under the Letter of Credit and an immediate reimbursement obligation of AIC for the amount of accelerated Bonds pursuant to the Reimbursement Agreement.

We have made acquisitions in the past, and may pursue selective acquisitions in the future. Historically, we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand, borrowings under credit facilities, and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, borrowings under our Credit Agreement or a combination of the foregoing.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement and bonds payable. As of March 31, 2007, we had $84.3 million of borrowings outstanding under the Credit Agreement and $10 million in bonds payable. We have offset a portion of our interest rate risk by entering into interest rate swap agreements.

In October 2005, we entered into an interest rate swap agreement with the Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $24.4 million as of March 31, 2007, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at March 31, 2007 of 175 basis points, or 6.62%. At March 31, 2007, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.375% plus our spread at March 31, 2007 of 175 basis points, or 7.125%.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with the Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period that began in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at March 31, 2007 of 150 basis points, or 6.94%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of March 31, 2007, was 7.0%, including our spread at March 31, 2007 of 150 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Bonds by the IDB on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville airport. AIC entered into a 10 year interest rate hedge on the full amount of the Bonds at a fixed rate of 3.91% rate. The all-in interest rate is approximately 5.4%, including amortization of issuance costs. The Bonds are interest only for the first year with quarterly principal payments beginning in March 2008 and ending in March 2018. The March 31, 2007 balance sheet reflects the $10 million of Bonds payable as well as $7.6 million of restricted cash that will be released as AIC makes additional capital expenditures on the aircraft completion center.

Although the Company’s financial results are affected by changes in short-term interest rates on its borrowings, the effects of interest rate changes are limited by the use of interest rate swaps. A hypothetical 100 basis point increase in interest rates, for example, would have resulted in an increase in interest expense of approximately $78,000 on borrowings not subject to the interest rate swaps for the three months ended March 31, 2007.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on this review, our CEO and CFO have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended March 31, 2007 were as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
January 1-31, 2007	0	—	0	$7,996,597
February 1-28, 2007	0	—	0	$7,996,597
March 1-31, 2007	73,825	$20.89	73,825	$6,454,734

Total	73,825		73,825

All of the above repurchases were part of a program, authorized by the Board of Directors and publicly announced in October 2006, to repurchase up to a maximum of $10 million of the Company’s common stock. As of March 31, 2007, the Company had repurchased a total of 159,193 shares at an aggregate cost of approximately $3.5 million under the program and was authorized to repurchase up to an additional approximately $6.5 million of shares.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit No.	Description

10.1	Third Amendment to Credit and Security Agreement, dated as of March 30, 2007, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein.*

10.2	Reimbursement Agreement, dated as of March 1, 2007, between Aerospace Integration Corporation and National City Bank.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Item 601(b)(2) of Regulation S-K, MTC Technologies, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.
Date: May 8, 2007

	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to Credit and Security Agreement, dated as of March 30, 2007, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein.*

10.2	Reimbursement Agreement, dated as of March 1, 2007, between Aerospace Integration Corporation and National City Bank.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Pursuant to item 601(b)(2) of Regulation S-K, MTC Technologies, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.