Form 10-Q
period 2007-06-30
MTC TECHNOLOGIES INC
filed 2007-08-08
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of July 31, 2007 was 15,145,406.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)

	(unaudited) June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,474	$3,342
Restricted cash	5,812	—
Accounts receivable, net	82,941	90,630
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	15,807	11,671
Inventories	14,142	11,767
Prepaid expenses and other current assets	5,844	4,543

Total current assets	126,020	121,953
Property and equipment, net	25,037	20,559
Goodwill, net	162,218	162,770
Intangible assets, net	24,801	27,627
Other assets	1,813	1,400

Total assets	$339,889	$334,309

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$10,155	$8,500
Accounts payable	34,312	35,504
Compensation and related items	18,191	18,592
Billings in excess of costs and estimated earnings on uncompleted contracts	4,896	2,951
Income taxes payable and other current liabilities	2,825	3,509

Total current liabilities	70,379	69,056

Long-term debt	80,295	80,300

Deferred income taxes and other long-term liabilities	5,924	6,070

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,145,406 and 15,219,231 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	16	16
Paid-in capital	122,024	121,752
Retained earnings	76,006	70,486
Other comprehensive income	174	16
Treasury stock	(14,929)	(13,387)

Total stockholders’ equity	183,291	178,883

Total liabilities and stockholders’ equity	$339,889	$334,309

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$106,966	$111,246	$207,060	$199,651
Cost of revenue	90,036	92,697	174,770	166,702

Gross profit	16,930	18,549	32,290	32,949
General and administrative expenses	8,533	6,876	15,477	11,070
Restructuring charge	1,452	—	1,452	—
Intangible asset amortization	1,536	1,501	3,072	2,839

Operating income	5,409	10,172	12,289	19,040
Interest income	26	117	39	234
Interest expense	(1,495)	(1,535)	(2,994)	(2,434)

Interest expense, net	(1,469)	(1,418)	(2,955)	(2,200)

Income before income tax expense	3,940	8,754	9,334	16,840
Income tax expense	1,445	3,472	3,559	6,635

Net income	$2,495	$5,282	$5,775	$10,205

Basic and diluted earnings per common share	$0.16	$0.33	$0.38	$0.65

Weighted average common shares outstanding:
Basic	15,145,406	15,769,348	15,175,406	15,769,030
Diluted	15,178,044	15,802,661	15,208,320	15,805,403

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. Financial Statements

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,775	$10,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,271	4,262
Stock compensation expense	453	382
Deferred income taxes	(146)	(165)
(Gain) loss on sale of fixed assets	8	(142)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	6,341	(4,591)
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	(4,136)	(3,629)
Inventories	(2,375)	(2,021)
Prepaid expenses and other assets	(1,529)	(395)
Accounts payable	(1,192)	1,476
Compensation and related items	(401)	339
Billings in excess of costs and estimated earnings on uncompleted contracts	1,945	584
Income taxes payable and other current liabilities	(745)	(142)

Net cash provided by operating activities	9,269	6,163

Cash flows from investing activities:
Net proceeds from (payments for) acquired businesses	1,525	(46,829)
Purchase of property and equipment	(6,690)	(2,494)
Proceeds from sale of property and equipment	5	963

Net cash used in investing activities	(5,160)	(48,360)

Cash flows from financing activities:
Issuance of common stock	—	43
Gross borrowings on the revolving credit facility	86,400	70,500
Gross repayments on the revolving credit facility	(92,625)	(34,400)
Payments on long-term borrowing	(2,125)	(3,000)
Net proceeds from issuance of bonds, net of restricted cash of $5,812	3,915	—
Excess tax benefits from share-based payments	—	11
Repurchase of common stock	(1,542)	—

Net cash (used in) provided by financing activities	(5,977)	33,154

Net decrease in cash	(1,868)	(9,043)
Cash and cash equivalents at beginning of period	3,342	13,755

Cash and cash equivalents at end of period	$1,474	$4,712

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information—The consolidated financial statements as of June 30, 2007 and for the three- and six-month periods ended June 30, 2007 and 2006 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (we, us, MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended June 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

Business Segment—We operate as one segment, delivering a broad array of services primarily to the federal government in the areas of modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions. We offer these services separately or in combination across our customer base. Accordingly, revenue and profit are internally reviewed by our management primarily on a contract basis, making it impracticable to determine revenue and profit by services offered.

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three- and six-month periods ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	15,145,406	15,769,348	15,175,406	15,769,030
Effect of potential exercise of stock options	32,638	33,313	32,914	36,373

Diluted weighted average common shares outstanding	15,178,044	15,802,661	15,208,320	15,805,403

Comprehensive Income—The components of comprehensive income are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$2,495	$5,282	$5,775	$10,205
Change in fair value of interest rate swap, net of tax expense of $56 and $91, respectively, for the quarter and $84 and $206, respectively, for the year to date	115	140	158	316

Comprehensive income	$2,610	$5,422	$5,933	$10,521

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 during the first quarter of 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note F for further information related to the impact of adopting FIN 48 on our consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Stock-Based Compensation—Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, (SFAS No. 123 (R)), using the modified prospective transition method. As a result, in 2006, our operating income and income before taxes were reduced by $0.5 million, our net income was reduced by $0.3 million, and our basic and diluted earnings per share were reduced by $0.02. For the six months ended June 30, 2007, our operating income and income before taxes were reduced by $0.3 million, and our basic and diluted earnings per share were reduced by $0.01. For the six months ended June 30, 2007 and the year ended December 31, 2006, we recognized financing cash inflows of $0 and $11,000, respectively, for tax benefits related to stock option transactions, which benefits would previously have been recorded as cash flows from operations. The above amounts approximate the incremental impact of adopting SFAS No. 123(R) as compared to the application of the original provisions of SFAS No. 123.

Options. Stock options outstanding as of December 31, 2006 and June 30, 2007, and changes during the six-month period ended June 30, 2007, were as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	258,568	$25.69
Granted	122,842	$21.42
Exercised	—	—
Forfeited or expired	(1,000)	$17.00

Outstanding at June 30, 2007	380,410	$24.33

Vested and unvested expected to vest at June 30, 2007	368,312	$24.43

Exercisable at June 30, 2007	229,183	$26.20

The aggregate intrinsic value of vested and unvested expected to vest options at June 30, 2007 was $0.9 million with a weighted average remaining contractual life of 7.9 years.

The following table summarizes certain information for options currently outstanding and exercisable at June 30, 2007:

	Options Outstanding				Options Exercisable
Option Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$16 - $21	178,282	$19.33	8.1 years	$933,221	68,773	$17.40	5.7 years	$492,079
$23 - $27	121,628	$25.74	7.8 years	33,644	79,910	$26.63	7.0 years	—
$29 - $34	80,500	$33.29	7.8 years	—	80,500	$33.29	7.8 years	—
Total	380,410	$24.33	7.9 years	$966,865	229,183	$26.20	6.8 years	$492,079

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. We selected the assumptions used in the Black-Scholes pricing model using the following criteria:

Risk-free interest rate. We base the risk-free interest rate on implied yields available on a U.S. Treasury note with a maturity term equal to or approximating the expected term of the underlying award.

Dividend yield. We do not intend to pay dividends on our common stock for the foreseeable future and, accordingly, use a dividend yield of zero.

Volatility. The expected volatility of our common stock was estimated based upon the historical volatility of our common stock share price.

Expected life. The expected life of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedules, and past exercise behavior.

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards granted during the six months ended June 30, 2007 and the year ended December 31, 2006:

	2007	2006
Expected life of options	7.8 years	7.4 years
Risk-free interest rate	4.6% -4.7%	4.6% -5.0%
Expected stock price volatility	39.3%	39.6%
Expected dividend yield	0.0%	0.0%

The fair value of options outstanding was $4.7 million at June 30, 2007 and $3.4 million at December 31, 2006. The fair value of the shares vested during the six months ended June 30, 2007 was $0.6 million and $0.8 million during the year ended December 31, 2006. No stock options were exercised in the six months ended June 30, 2007. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $29,000. The weighted-average per share fair value of stock options granted during the six months ended June 30, 2007 was $11.18 and during the year ended December 31, 2006 was $11.89. As of June 30, 2007, we had unrecognized compensation cost related to non-vested stock options of $1.4 million, which we expect to be recognized over a weighted-average period of approximately 3.8 years.

Restricted Share Units. The following outlines the unrecognized compensation cost associated with the outstanding restricted share unit awards for the six months ended June 30, 2007 (dollar amounts in thousands, except per share amounts):

	Restricted Share Units	Weighted Average Grant Date Fair Value per Share	Unamortized Grant Date Fair Value
Non-vested at December 31, 2006	60,142	$26.81	$1,135
Granted	30,991	$20.57	637
Vested	—	—	—
Forfeited	—	—	—
Expense recognized	—	—	(182)

Unamortized balance at June 30, 2007	91,133	$24.69	$1,590

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

As of June 30, 2007, we had unrecognized compensation cost related to outstanding restricted share units of $1.6 million, which we expect to be recognized over the remaining weighted vesting period of approximately 3.6 years. Vesting is dependent on continuous service by our directors throughout the award period for a period of five years from date of grant. Upon vesting, all restrictions initially placed upon the common shares lapse.

The weighted average per share grant-date fair value of restricted share units granted during 2007 and 2006 was $20.57 and $25.58, respectively.

B. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder, Chief Executive Officer, and Chairman of the Board of Directors of MTC. The following is a summary of transactions with related parties (in thousands) for the three- and six-month periods ending June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Included in general and administrative expenses:
Aircraft usage and transportation charges paid to Soin International, LLC	$11	$1	$11	$2
Rent and maintenance costs paid to related parties	17	1	32	2

	$28	$2	$43	$4

Sub-contracting services paid to related parties:
Corbus, LLC	$—	$15	$45	$1,381

Revenues from related parties:
Corbus, LLC	$411	$548	$822	$822
Aerospace Integration Corporation (1)	—	—	—	29

	$411	$548	$822	$851

(1)	Revenues from Aerospace Integration Corporation (AIC) in 2006 were prior to our acquisition of AIC.

We believe that our subcontracting, lease and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At June 30, 2007 and December 31, 2006, there were no amounts due from or payable to related parties.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

C. INVENTORY

Inventories are valued at the lower of cost or market using the first-in, first-out method. The components of inventories as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$522	$—
Work-in-process	13,550	11,767
Finished goods	70	—

	$14,142	$11,767

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

The borrowing availability at June 30, 2007 under the revolving loan portion of our Credit Agreement was $51.3 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of June 30, 2007, we were in compliance with these covenants.

June 30, 2007 (in thousands)
Credit Agreement, due March 31, 2010
Term loan	$46,750
Revolving loan	33,700
Bonds payable, due March 1, 2018	10,000

Total debt	90,450
Less—current maturities	(10,155)

$80,295

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments on our term loan. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $23.4 million as of June 30, 2007, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at June 30, 2007 of 175 basis points, or 6.62%. At June 30, 2007, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.375% plus our spread at June 30, 2007 of 175 basis points, or 7.125%.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million, and the agreement ends March 31, 2008. The swap provides for payments over a two-year period that began in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at June 30, 2007 of 150 basis points, or 6.94%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of June 30, 2007, was 7.3%, including our spread at June 30, 2007 of 150 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds were issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the Bonds at the closing and paid transaction costs of $0.2 million. During the second quarter of 2007, AIC received an additional $1.9 million in proceeds as project reimbursements. The remaining $5.8 million of proceeds is held in escrow and will be paid to AIC as additional capital expenditures are made on the aircraft completion center in Albertville, Alabama. The parcel of land on which such construction will occur has been leased to AIC by the City of Albertville.

Concurrently with the issuance of the Bonds, AIC entered into a lease agreement (Lease Agreement) with the IDB whereby AIC will complete the construction of and furnish the equipment for the aircraft completion center located at the airport. The Lease Agreement provides that AIC will make lease payments sufficient to pay the principal of and interest on the Bonds. The Bonds are secured by a direct pay letter of credit (Letter of Credit) issued by National City Bank (Bank), which expires on March 16, 2010 subject to extensions as agreed to by AIC and the Bank. In consideration for the issuance of the Letter of Credit, AIC has entered into a reimbursement agreement (Reimbursement Agreement) obligating AIC to pay the Bank for all drawings made on the Letter of Credit. In addition, the Company has entered into a guaranty with the Bank guaranteeing the payment and performance of AIC under the reimbursement agreement. AIC’s obligations under the Reimbursement Agreement are secured by a mortgage of its leasehold interest in the ground lease and a security interest in its personal property. The Company’s obligations under the guaranty are secured by a security interest in its personal property.

The Bonds are scheduled to mature on March 1, 2018. AIC will pay only the interest on the Bonds for a period of one year, followed by ten years of quarterly principal and interest payments beginning on March 1, 2008. The interest rate on the Bonds is determined on a weekly basis by the remarketing agent for the Bonds, NatCity Investments, Inc. AIC has the right to convert the variable weekly interest rates to a fixed interest rate upon written notice to the trustee for the Bonds, the Bank and NatCity Investments, Inc. Principal payments will be made on the Bonds beginning March 2008 and will continue through the maturity date (or such earlier date on which the Bonds may be redeemed). The Bonds may be redeemed at the option of AIC and are subject to mandatory redemption in the event that the interest on the Bonds is determined to be subject to income taxation under the Internal Revenue Code.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Effective March 30, 2007, AIC entered into an interest rate swap agreement with the Bank under which it exchanged floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to the full amount of the Bonds and ends March 1, 2017. The swap provides for payments over ten years and is settled on a quarterly basis commencing June 1, 2007. The fixed interest rate provided by the agreement is 3.91%.

We account for our interest rate swap agreements under the provisions of SFAS No. 133 and have determined that the swap agreements qualify as effective hedges. Accordingly, the fair value of the swap agreements, net of income tax benefits, will be reported in other assets or other long-term liabilities, and the effective portion of the change in fair value, net of income tax benefit, will be reported as other comprehensive income or loss on the consolidated balance sheet.

E. STOCK REPURCHASE PROGRAM

In October 2006, our Board of Directors authorized the repurchase of up to $10 million of outstanding shares of MTC common stock in the open market, including, without limitation, pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions.

As of June 30, 2007, the Company had repurchased a total of 159,193 shares at an aggregate cost of $3.5 million and was authorized to repurchase up to an additional $6.5 million of shares under the program.

F. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48)

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $0.3 million.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for years before 2002 and state and local examinations by tax authorities for years before 2002.

As of June 30, 2007, the liability for unrecognized tax benefits was $0.3 million. This balance was recorded in other current liabilities as prescribed by FIN 48. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

G. RESTRUCTURING ACTIVITIES

In June 2007, management approved a restructuring plan to consolidate the Company’s organizational structure to improve customer focus and operational effectiveness. The measure, which consists of workforce reductions, is intended to improve efficiency and reduce expenses. As a result of this action, the Company recorded a pre-tax restructuring charge as a component of operating income in the income statement totaling approximately $1.5 million to cover costs associated with staff reductions, which are expected to be completed in 2007, with payments extending into the first quarter of 2008. Annual cost savings resulting from the restructuring plan, upon completion, are anticipated to be approximately $6 million.

A rollforward of the restructuring reserve in association with this initiative follows (in thousands):

Accrued restructuring charge as of December 31, 2006	$—
Restructuring charge in June 2007	1,452
Cash payments	(269)

Accrued restructuring charge as of June 30, 2007	$1,183

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (we, us, MTC or the Company) for the three- and six-month periods ended June 30, 2007 compared to the three- and six-month periods ended June 30, 2006 and the financial condition of MTC at June 30, 2007 compared to December 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

We provide modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions, focusing primarily on U.S. federal government agencies such as the Department of Defense, various intelligence agencies and other companies that serve these same markets. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the six months ended June 30, 2007 and 2006, approximately 98% and 99%, respectively, of our revenue was derived ultimately from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

In July 2001, we were one of six awardees of the Federal Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Our revenue under the FAST contract was approximately 18% of total revenue for the three- and six-month periods ended June 30, 2007, respectively, and 22% of total revenue for the three- and six-month periods ended June 30, 2006, respectively. FAST revenue was comprised of over 60 separate task orders, the largest of which amounted to approximately 2% of total revenue, for each of the three- and six-month periods ended June 30, 2007. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Services Administration (GSA) vehicles, accounted for more than 6% and 3%, respectively, of revenue for the three- and six-month periods ended June 30, 2007.

Under the FAST contract, we have the potential to compete for millions of dollars in task orders over the FAST contract’s approximately one-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. In addition, a few of our FAST task orders have a period of performance extending into 2011. As of June 30, 2007, we have been awarded multiple individual task orders under the FAST contract with a remaining potential award value of approximately $339 million if all options are exercised. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to remain a significant part of our business, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2005, and the rates have been agreed to. We do not anticipate any material adjustment to our consolidated financial statements in subsequent periods for audits not yet completed.

For the six months ended June 30, 2007 and 2006, approximately 60% and 75%, respectively, of our revenue came from work provided to our customers as a prime contractor, and the balance came from work provided as a subcontractor. Approximately 79% and 73% of our revenue for the six months ended June 30, 2007 and 2006, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Time-and-materials	51%	52%	50%	53%
Fixed-price	36%	34%	36%	32%
Cost-plus	13%	14%	14%	15%

Total	100%	100%	100%	100%

Funded Backlog. We define funded backlog as the portion of total backlog (our estimate of the total potential value of all orders for services under existing signed contracts and task orders, assuming, where appropriate, the exercise of all options and add-ons relating to those contracts and task orders, subject to available ceiling remaining on those contracts and task orders) for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized. Funded backlog excludes options and add-ons to existing contracts for which we have not yet received funding. Our funded backlog does not include the full potential value of our contracts because funds for a particular program or contract are regularly funded on a yearly or even shorter basis, even though the contract may call for performance over a number of years.

The primary source of our backlog is contracts to perform work for the federal government. Our estimated funded backlog at June 30, 2007 was approximately $309 million as compared to approximately $261 million at June 30, 2006. The approximate $48 million increase in funded backlog resulted primarily from funding of the Program Executive Office (PEO) Soldier Systems and Santa Rosa cable projects in the second quarter of 2007.

Our funded backlog at June 30, 2007 was approximately 73% of our trailing twelve-month revenue, which is higher than the range of typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

Restructuring Charge. In June 2007, management approved a restructuring plan to consolidate our organizational structure to improve customer focus and operational effectiveness. The measure, which consists of workforce reductions, is intended to improve efficiency and reduce expenses. As a result of this action, we recorded pre-tax restructuring provisions in our income statement totaling approximately $1.5 million to cover costs associated with staff reductions, which are expected to be completed by the end of 2007, with payments extending into the first quarter of 2008. Annual cost savings resulting from the restructuring plan, upon completion, are anticipated to be approximately $6 million.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Our work-in-process inventory relates to costs accumulated under fixed-price-type contracts accounted for under certain output measures, such as units delivered, of the percentage-of-completion method. Inventories are stated at the lower of cost or market, computed on an average cost basis.

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

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
Revenue	$107.0	100.0%	$111.3	100.0%	$207.1	100.0%	$199.6	100.0%
Cost of revenue	90.1	84.2	92.7	83.3	174.8	84.4	166.7	83.5

Gross profit	16.9	15.8	18.6	16.7	32.3	15.6	32.9	16.5
General and administrative expenses	8.5	7.9	6.9	6.2	15.5	7.5	11.1	5.6
Restructuring charge	1.5	1.4	—	—	1.5	0.7	—	—
Intangible asset amortization	1.5	1.4	1.5	1.4	3.0	1.5	2.8	1.4

Operating income	5.4	5.1	10.2	9.1	12.3	5.9	19.0	9.5
Net interest expense	1.5	1.4	1.4	1.2	3.0	1.4	2.2	1.1

Net income before income taxes	3.9	3.7	8.8	7.9	9.3	4.5	16.8	8.4
Income tax expense	1.4	1.4	3.5	3.1	3.5	1.7	6.6	3.3

Net income	$2.5	2.3%	$5.3	4.8%	$5.8	2.8%	$10.2	5.1%

THREE MONTHS ENDED JUNE 30, 2007

COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenue. Revenue for the three months ended June 30, 2007 decreased 3.9%, or $4.3 million, as compared to the same period in 2006 due primarily to a decrease of $5.2 million in revenue under our FAST contract, a net decrease $3.0 million in revenue from the former Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) contract and a decrease of $5.2 million in revenue from our wholly-owned subsidiary Aerospace Integration Corporation (AIC). The impact of these reductions was mitigated by new work and wins, such as our Santa Rosa cable install program and PEO Soldier Systems project, which contributed $2.8 million and $1.0 million, respectively, in the quarter, as well as an approximately $1.1 million increase in modernization and sustainment revenues.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Gross profit. Gross profit for the three months ended June 30, 2007 decreased 8.7%, or $1.6 million, as compared to the same period in 2006. This decrease primarily relates to decreased revenue. Gross profit as a percentage of revenue decreased to 15.8% in the three months ended June 30, 2007 primarily due to decreased margins at AIC as well as variations in business mix.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2007 increased 24.1%, or $1.6 million, as compared to the same period in 2006. The increase was due primarily to $0.7 million in increased labor costs and $0.8 million related to marketing expenses associated with construction of the aircraft completion center in Albertville, Alabama. General and administrative expenses as a percentage of revenue increased from 6.2% of revenue for the three months ended June 30, 2006 to 7.9% for the three months ended June 30, 2007.

Restructuring charge. A plan to consolidate our organizational structure was initiated in June 2007. We recorded pre-tax restructuring expense totaling approximately $1.5 million to cover costs associated with staff reductions.

Operating income. Operating income for the three months ended June 30, 2007 decreased 46.8%, or $4.8 million, as compared to the three months ended June 30, 2006. This decrease in operating income primarily reflects the decreased gross profit combined with the increase in general and administrative expense and the recognition of expense for restructuring activity. Operating income as a percentage of revenue decreased from 9.1% of revenue for the three months ended June 30, 2006 to 5.1% for the three months ended June 30, 2007, primarily for the reasons addressed above.

Income tax expense. Income tax expense for the three months ended June 30, 2007 decreased approximately 58.4%, or $2.0 million, as compared to the same period in 2006. Our effective income tax rates for the quarters ended June 30, 2007 and 2006 were 36.7% and 39.7%, respectively. The lower effective tax rate for 2007 reflects state tax training credits received.

Net income. Net income for the three months ended June 30, 2007 decreased 52.8%, or approximately $2.8 million, as compared to the three months ended June 30, 2006. This decrease in net income was primarily the result of the decrease in operating income, partially offset by the decreased income tax expense.

SIX MONTHS ENDED JUNE 30, 2007

COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenue. Revenue for the six months ended June 30, 2007 increased 3.7%, or $7.4 million, as compared to the same period in 2006. Revenue growth resulted primarily from the acquisition of AIC in the second quarter of 2006, as well as revenue increases for the PEO Soldier Systems contract and the commencement of the Santa Rosa cable project.

Gross profit. Gross profit for the six months ended June 30, 2007 decreased 2.0%, or $0.7 million, as compared to the same period in 2006. Gross profit as a percentage of revenue decreased to 15.6% for the six months ended June 30, 2007 compared to 16.5% in the same period in 2006. These decreases resulted primarily from decreased margins at AIC and variations in business mix.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2007 increased 39.8%, or $4.4 million, as compared to the same period in 2006. Included in general and administrative expenses for the quarter ended June 30, 2007 is approximately $3.4 million of general and administrative expenses from AIC, which was acquired in the second quarter of 2006, and increased salary and benefit expenses resulting from the addition of personnel. General and administrative expenses as a percentage of revenue increased from 5.5% of revenue for the six months ended June 30, 2006 to 7.5% for the six months ended June 30, 2006.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Restructuring charge. A plan to consolidate our organizational structure was initiated in June 2007. We recorded pre-tax restructuring expense totaling approximately $1.5 million to cover costs associated with staff reductions.

Operating income. Operating income for the six months ended June 30, 2007 decreased 35.3%, or $6.7 million, as compared to the six months ended June 30, 2006. This decrease in operating income primarily reflects the decreased gross profit, increased general and administrative expenses and restructuring charges. Operating income as a percentage of revenue decreased from 9.5% of revenue for the six months ended June 30, 2006 to 5.9% for the six months ended June 30, 2007.

Net interest expense. The $0.8 million increase in net interest expense related to the increased borrowings made under our credit facility in 2007, which were used primarily to fund the acquisition of AIC made in the second quarter of 2006.

Income tax expense. Income tax expense for the six months ended June 30, 2007 decreased approximately 46.4%, or $3.1 million, as compared to the same period in 2006. Our effective income tax rates for the six months ended June 30, 2007 and 2006 were 38.1% and 39.4%, respectively. The lower effective tax rate for 2007 reflects state tax training credits received.

Net income. Net income for the six months ended June 30, 2007 decreased 43.4%, or $4.4 million, as compared to the six months ended June 30, 2006. This decrease in net income was primarily the result of the decrease in operating income and increase in net interest expense, partially offset by the decreased income tax expense.

QUARTERLY FLUCTUATIONS

Our results of operations, particularly our revenue, gross profit and cash flow, may vary significantly from quarter-to-quarter depending on a number of factors, including the progress of contract performance, revenue earned on contracts, the number of billable days in a quarter, the timing of customer orders or deliveries, changes in the scope of contracts and billing of other direct and subcontract costs, timing of funding of task orders, the commencement and completion of contracts we have been awarded, general economic conditions and timing of government awards. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts or task orders commenced or completed during any quarter, may cause significant variations in operating results from quarter-to-quarter.

The federal government’s fiscal year ends September 30. If a federal budget for the next fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any suspensions may cause us to realize lower revenue in the fourth quarter of the year and possibly ensuing quarters of the following year. In addition, a change in Presidential administration, in Congressional majority or in other senior federal government officials may negatively affect the rate at which the federal government purchases technology and engineering services. The federal government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues, but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Potential investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Historically our positive cash flow from operations, proceeds from stock offerings, and borrowings under our credit facilities have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our cash and cash equivalents balance was $1.5 million and $3.3 million on June 30, 2007 and December 31, 2006, respectively. Our working capital was approximately $55.6 million at June 30, 2007 and approximately $52.9 million at December 31, 2006. Our working capital increased $2.7 million in the first six months of 2007 primarily due to:

•	a $5.8 million increase in restricted cash held in escrow from the issuance of $10 million in industrial development bonds (discussed below),

•	a $2.4 million increase in inventories and

•	a $2.2 million net increase in cost and estimated earnings in excess of amounts billed on uncompleted contracts,

•	partially offset by a $7.7 million decrease in net accounts receivable, primarily in trade receivables.

Our operating activities provided net cash of approximately $9.3 million for the six months ended June 30, 2007. The cash provided by operations primarily represented net income of $5.8 million adjusted for depreciation and amortization of $5.3 million and changes in working capital as discussed above. For the six months ended June 30, 2006, our operating activities provided net cash of approximately $6.2 million, primarily represented by net income of $10.2 million adjusted for depreciation and amortization of $4.3 million, and an $8.4 million increase in working capital.

Our investing activities used net cash of approximately $5.2 million for the six months ended June 30, 2007 as a result of approximately $6.7 million of capital expenditures, $3.7 million of which related to construction of the aircraft completion center described below. We currently anticipate 2007 aggregate capital expenditures to range between $18 and $20 million for additional facilities, software tools and computer equipment to support our growth, including the $10 million to be used for the construction of the aircraft completion center. Net cash used by investing activities for the six months ended June 30, 2006 of $48.4 million consisted primarily of approximately $46.8 million of payments made primarily in connection with our acquisition of AIC.

Our financing activities used net cash of approximately $6.0 million for the six months ended June 30, 2007, which primarily consisted of $8.4 million in net repayments of debt under our credit facility and repurchase of outstanding MTC common stock during the period for $1.5 million, offset by $3.9 million of proceeds from the issuance of bonds to finance construction of the aircraft completion center discussed below. Our financing activities used net cash of approximately $33.2 million for the six months ended June 30, 2006, which consisted of $33.1 in net borrowings under our credit facility for the acquisition of AIC.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

As of June 30, 2007, we had $80.5 million outstanding under the Credit Agreement, compared to $88.8 million outstanding as of December 31, 2006.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of June 30, 2007, we were in compliance with these covenants.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds were issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the Bonds at the closing and paid transaction costs of $0.2 million. During the second quarter of 2007, AIC received an additional $1.8 million in proceeds as project reimbursements. The remaining $5.8 million is being held in escrow and will be paid to AIC as additional capital expenditures are made on the aircraft completion center in Albertville, Alabama. The parcel of land on which such construction will occur has been leased to AIC by the City of Albertville.

Concurrently with the issuance of the Bonds, AIC entered into a lease agreement (Lease Agreement) with the IDB whereby AIC will complete the construction of and furnish the equipment for the aircraft completion center located at the airport. The Lease Agreement provides that AIC will make lease payments sufficient to pay the principal of and interest on the Bonds. The Bonds are secured by a direct pay letter of credit (Letter of Credit) issued by National City Bank (Bank), which expires on March 16, 2010 subject to extensions as agreed to by AIC and the Bank. In consideration for the issuance of the Letter of Credit, AIC has entered into a reimbursement agreement (Reimbursement Agreement) obligating AIC to pay the Bank for all drawings made on the Letter of Credit. In addition, the Company has entered into a guaranty with the Bank guaranteeing the payment and performance of AIC under the Reimbursement Agreement. AIC’s obligations under the Reimbursement Agreement are secured by a mortgage of its leasehold interest in the ground lease and a security interest in its personal property. The Company’s obligations under the guaranty are secured by a security interest in its personal property.

The Bonds are scheduled to mature on March 1, 2018. AIC will pay only the interest on the Bonds for a period of one year, followed by ten years of quarterly principal and interest payments beginning on March 1, 2008. The interest rate on the Bonds is determined on a weekly basis by the remarketing agent for the Bonds, NatCity Investments, Inc. AIC has the right to convert the variable weekly interest rates to a fixed interest rate upon written notice to the trustee for the Bonds, the Bank and NatCity Investments, Inc. Principal payments will be made on the Bonds beginning March 2008 and will continue through the maturity date (or such earlier date on which the Bonds may be redeemed). The Bonds may be redeemed at the option of AIC and are subject to mandatory redemption in the event that the interest on the Bonds is determined to be subject to income taxation under the Internal Revenue Code.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

We have made acquisitions in the past and may pursue selective acquisitions in the future. Historically we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand, borrowings under credit facilities, and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, borrowings under our Credit Agreement or a combination of the foregoing.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement and Bonds payable. As of June 30, 2007, we had $80.5 million of borrowings outstanding under the Credit Agreement and $10 million in Bonds payable. We have offset a portion of our interest rate risk by entering into interest rate swap agreements.

In October 2005, we entered into an interest rate swap agreement with the Bank under which we exchange floating-rate interest payments for fixed-rate interest payments on our term loan. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $23.4 million as of June 30, 2007, and is reduced as the loan amortizes. The swap provides for payments over an approximately four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at June 30, 2007 of 175 basis points, or 6.62%. At June 30, 2007, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.375% plus our spread at June 30, 2007 of 175 basis points, or 7.125%.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with the Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million, and the agreement ends March 31, 2008. The swap provides for payments over a two-year period that began in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at June 30, 2007 of 150 basis points, or 6.94%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of June 30, 2007, was 7.3%, including our spread at June 30, 2007 of 150 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Bonds by the IDB on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC entered into a ten year interest rate hedge on the full amount of the Bonds at a fixed rate of 3.91%. The all-in interest rate is approximately 5.4%, including amortization of issuance costs. The Bonds are interest only for the first year with quarterly principal payments beginning in

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

March 2008 and ending in March 2018. The June 30, 2007 balance sheet reflects the $10 million of bonds payable as well as $5.8 million of restricted cash that will be released as AIC makes additional capital expenditures on the aircraft completion center.

Although the Company’s financial results are affected by changes in short-term interest rates on its borrowings, the effects of interest rate changes are limited by the use of interest rate swaps. A hypothetical 100 basis point increase in interest rates, for example, would have resulted in an increase in interest expense of approximately $0.2 million on borrowings not subject to the interest rate swaps for the six months ended June 30, 2007.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with other members of senior management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this review, our CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (Annual Meeting) was held on April 18, 2007. The following matters were voted upon at the Annual Meeting.

Matter 1: To elect two directors, Don R. Graber and Lester L. Lyles, each to serve for a term of three years and until a successor is elected and qualified;

Matter 2: To approve the MTC Technologies, Inc. 2007 Equity Compensation Plan; and

Matter 3: To ratify the appointment of Ernst & Young, LLP as the Company’s registered public accounting firm for the year ending December 31, 2007.

A summary of the voting for each director nominee and other matters voted upon at the Annual Meeting is as follows:

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Nominee/Matter	For	Against or Withheld	Abstain	Broker Non-Votes
Matter 1:
Don R. Graber	14,677,413	50,452	—	491,366
Lester L. Lyles	14,683,013	44,852	—	491,366
Matter 2	12,872,932	396,700	862,823	1,086,776
Matter 3	13,862,315	2,750	862,800	491,366

The Directors who were not up for re-election and whose terms of office as directors are to continue after the Annual Meeting are:

•	Lawrence A. Skantze

•	Rajesh K. Soin

•	William E. MacDonald

•	Kenneth A. Minihan

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Letter Agreement and Release, effective as of July 20, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and John Longhouser (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 26, 2007).

10.2	MTC Technologies, Inc. 2007 Equity Compensation Plan (incorporated by reference to Appendix A to MTC Technologies, Inc.’s definitive proxy statement on Schedule 14A (Commission No. 000-49890), filed on March 16, 2007).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.
Date: August 8, 2007
	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement and Release, effective as of July 20, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and John Longhouser (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 26, 2007).

10.2	MTC Technologies, Inc. 2007 Equity Compensation Plan (incorporated by reference to Appendix A to MTC Technologies, Inc.’s definitive proxy statement on Schedule 14A (Commission No. 000-49890), filed on March 16, 2007).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.