Form 10-Q
period 2007-09-30
MTC TECHNOLOGIES INC
filed 2007-11-06
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2007

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of October 31, 2007 was 15,147,906.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)

	(unaudited) September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$—	$3,342
Restricted cash	3,654	—
Accounts receivable, net	85,330	90,630
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	18,809	11,671
Inventories	14,082	11,767
Prepaid expenses and other current assets	4,184	4,543

Total current assets	126,059	121,953
Property and equipment, net	26,605	20,559
Goodwill, net	155,373	162,770
Intangible assets, net	23,350	27,627
Other assets	1,634	1,400

Total assets	$333,021	$334,309

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$10,985	$8,500
Accounts payable	28,519	35,504
Compensation and related items	18,227	18,592
Billings in excess of costs and estimated earnings on uncompleted contracts	3,999	2,951
Income taxes payable and other current liabilities	4,344	3,509

Total current liabilities	66,074	69,056

Long-term debt	73,540	80,300
Deferred income taxes and other long-term liabilities	6,133	6,070

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,145,406 and 15,219,231 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	16	16
Paid-in capital	122,223	121,752
Retained earnings	80,233	70,486
Other comprehensive (loss) income	(269)	16
Treasury stock	(14,929)	(13,387)

Total stockholders’ equity	187,274	178,883

Total liabilities and stockholders’ equity	$333,021	$334,309

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$114,621	$105,194	$321,681	$304,845
Cost of revenue	98,198	87,873	272,968	254,575

Gross profit	16,423	17,321	48,713	50,270
General and administrative expenses	7,177	6,375	22,654	17,445
Restructuring charge	—	—	1,452	—
Intangible asset amortization	1,537	1,536	4,609	4,375

Operating income	7,709	9,410	19,998	28,450
Interest income	242	72	281	306
Interest expense	(1,535)	(1,500)	(4,529)	(3,934)

Interest expense, net	(1,293)	(1,428)	(4,248)	(3,628)

Other income, net	593	—	593	—

Income before income tax expense	7,009	7,982	16,343	24,822
Income tax expense	2,782	3,145	6,341	9,780

Net income	$4,227	$4,837	$10,002	$15,042

Basic and diluted earnings per common share	$0.28	$0.31	$0.66	$0.96

Weighted average common shares outstanding:
Basic	15,145,406	15,605,610	15,165,574	15,713,958
Diluted	15,187,215	15,625,304	15,202,363	15,746,258

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,002	$15,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,835	6,883
Stock compensation expense	765	561
Deferred income taxes	(219)	(470)
Loss (gain) on sale of fixed assets	3	(126)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	4,173	9,264
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	(7,138)	(4,681)
Inventories	(2,315)	(442)
Prepaid expenses and other assets	68	(181)
Accounts payable	(6,985)	(6,416)
Compensation and related items	(365)	1,820
Billings in excess of costs and estimated earnings on uncompleted contracts	1,048	1,702
Income taxes payable and other current liabilities	657	943

Net cash provided by operating activities	7,529	23,899

Cash flows from investing activities:
Net proceeds from (payments for) acquired businesses	8,149	(47,833)
Purchase of property and equipment	(9,281)	(5,129)
Proceeds from sale of property and equipment	5	963

Net cash used in investing activities	(1,127)	(51,999)

Cash flows from financing activities:
Issuance of common stock	—	43
Gross borrowings on the revolving credit facility	127,800	95,550
Gross repayments on the revolving credit facility	(135,700)	(63,550)
Payments on long-term borrowing	(6,375)	(4,500)
Net proceeds from issuance of bonds, net of restricted cash of $3,654	6,073	—
Excess tax benefits from share-based payments	—	11
Repurchase of common stock	(1,542)	(8,463)

Net cash (used in) provided by financing activities	(9,744)	19,091

Net decrease in cash	(3,342)	(9,009)
Cash and cash equivalents at beginning of period	3,342	13,755

Cash and cash equivalents at end of period	$—	$4,746

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information—The consolidated financial statements as of September 30, 2007 and for the three- and nine-month periods ended September 30, 2007 and 2006 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (we, us, MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended September 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

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

Earnings per Common Share—Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three- and nine-month periods ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	15,145,406	15,605,610	15,165,574	15,713,958
Effect of potential exercise of stock options	41,809	19,694	36,789	32,300

Diluted weighted average common shares outstanding	15,187,215	15,625,304	15,202,363	15,746,258

Comprehensive Income—The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$4,227	$4,837	$10,002	$15,042
Change in fair value of interest rate swap, net of tax (benefit) expense of ($56) and $184, respectively, for the quarter and ($19) and $21, respectively, for the year to date	(443)	(284)	(285)	32

Comprehensive income	$3,784	$4,553	$9,717	$15,074

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note F for further information related to the impact of adopting FIN 48 on our consolidated financial statements.

Stock-Based Compensation—Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments (SFAS No. 123 (R)), using the modified prospective transition method. As a result, in 2006, our operating income and income before taxes were reduced by $0.5 million, our net income was reduced by $0.3 million, and our basic and diluted earnings per share were reduced by $0.02. For the nine months ended September 30, 2007, our operating income and income before taxes were reduced by $0.5 million, and our basic and diluted earnings per share were reduced by $0.02. For the nine months ended September 30, 2007 and the year ended December 31, 2006, we recognized financing cash inflows of $0 and $11,000, respectively, for tax benefits related to stock option transactions, which benefits would previously have been recorded as cash flows from operations. The above amounts approximate the incremental impact of adopting SFAS No. 123(R) as compared to the application of the original provisions of SFAS No. 123.

Options. Stock options outstanding as of December 31, 2006 and September 30, 2007, and changes during the nine-month period ended September 30, 2007, were as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	258,568	$25.69
Granted	122,842	$21.42
Exercised	—	—
Forfeited or expired	(1,000)	$17.00

Outstanding at September 30, 2007	380,410	$24.33

Vested and unvested expected to vest at September 30, 2007	374,335	$24.36

Exercisable at September 30, 2007	239,071	$26.03

The aggregate intrinsic value of vested and unvested expected to vest options at September 30, 2007 was $0.1 million, with a weighted average remaining contractual life of 7.7 years.

The following table summarizes certain information for options currently outstanding and exercisable at September 30, 2007:

	Options Outstanding				Options Exercisable
Option Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$16 - $21	178,282	$19.33	7.9 years	$135,219	73,717	$17.61	5.6 years	$135,219
$23 - $27	121,628	$25.74	7.5 years	—	84,854	$26.47	6.9 years	—
$29 - $34	80,500	$33.29	7.5 years	—	80,500	$33.29	7.5 years	—
Total	380,410	$24.33	7.7 years	$135,219	239,071	$26.03	6.7 years	$135,219

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

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards granted during the nine months ended September 30, 2007 and the year ended December 31, 2006:

	2007	2006
Expected life of options	7.8 years	7.4 years
Risk-free interest rate	4.6% - 4.7%	4.6% - 5.0%
Expected stock price volatility	39.3%	39.6%
Expected dividend yield	0.0%	0.0%

The fair value of options outstanding was $4.7 million at September 30, 2007 and $3.4 million at December 31, 2006. The fair value of the shares vested during the nine months ended September 30, 2007 was $0.7 million and $0.8 million during the year ended December 31, 2006. No stock options were exercised in the nine months ended September 30, 2007. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $29,000. The weighted average per share fair value of stock options granted during the nine months ended September 30, 2007 was $11.18 and during the year ended December 31, 2006 was $11.89. As of September 30, 2007, we had unrecognized compensation cost related to non-vested stock options of $1.3 million, which we expect to be recognized over a weighted average period of approximately 3.6 years.

Restricted Share Units. The following outlines the unrecognized compensation cost associated with the outstanding restricted share unit awards for the nine months ended September 30, 2007 (dollar amounts in thousands, except per share amounts):

	Restricted Share Units	Weighted Average Grant Date Fair Value per Share	Unamortized Grant Date Fair Value
Non-vested at December 31, 2006	60,142	$26.81	$1,135
Granted	30,991	$20.57	637
Vested	—	—	—
Forfeited	—	—	—
Expense recognized	—	—	(295)

Unamortized balance at September 30, 2007	91,133	$24.69	$1,477

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

As of September 30, 2007, we had unrecognized compensation cost related to outstanding restricted share units of $1.5 million, which we expect to be recognized over the remaining weighted vesting period of approximately 3.4 years. Vesting is dependent on continuous service by our directors throughout the award period for a period of five years from date of grant. Upon vesting, all restrictions initially placed upon the common shares lapse.

The weighted average per share grant-date fair value of restricted share units granted during 2007 and 2006 was $20.57 and $25.58, respectively.

B. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder, Chief Executive Officer, and Chairman of the Board of Directors of MTC. The following is a summary of transactions with related parties (in thousands) for the three- and nine-month periods ending September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Included in general and administrative expenses:
Aircraft usage and transportation charges paid to Soin International, LLC	$—	$2	$11	$4
Rent and maintenance costs paid to related parties	17	89	49	91

	$17	$91	$60	$95

Sub-contracting services paid to related parties:
Corbus, LLC	$—	$15	$45	$1,396

Revenues from related parties:
Corbus, LLC	$411	$411	$1,233	$1,233

Aerospace Integration Corporation (1)	$—	$—	$—	$29

(1)	Revenues from Aerospace Integration Corporation (AIC) in 2006 were prior to our acquisition of AIC.

We believe that our subcontracting, lease and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At September 30, 2007 and December 31, 2006, there were no amounts due from or payable to related parties.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

C. INVENTORY

Inventories are valued at the lower of cost or market using the first-in, first-out method. The components of inventories as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$115	$—
Work-in-process	13,742	11,767
Finished goods	225	—

	$14,082	$11,767

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

The borrowing availability at September 30, 2007 under the revolving loan portion of our Credit Agreement was $55.1 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of September 30, 2007, we were in compliance with these covenants.

September 30, 2007 (in thousands)
Credit Agreement, due March 31, 2010
Term loan	$44,625
Revolving loan	29,900
Bonds payable, due March 1, 2018	10,000

Total debt	84,525
Less—current maturities	(10,985)

$73,540

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments on our term loan. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $22.3 million as of September 30, 2007, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87 % plus our spread at September 30, 2007 of 200 basis points, or 6.87%. At September 30, 2007, the interest rate on the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

portion of the term loan that was not subject to the interest rate swap agreement was 5.25% plus our spread at September 30, 2007 of 200 basis points, or 7.25%.

Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period that began in June 2006, and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at September 30, 2007 of 175 basis points, or 7.19%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of September 30, 2007, was 7.49%, including our spread at September 30, 2007 of 175 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds were issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the Bonds at the closing and paid transaction costs of $0.2 million. AIC has received an additional $4.1 million, in proceeds as project reimbursements during the second and third quarters of 2007. The remaining $3.7 million of proceeds is held in escrow and will be paid to AIC as additional capital expenditures are made on the aircraft completion center in Albertville, Alabama. The parcel of land on which such construction is occurring, has been leased to AIC by the City of Albertville.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

As of September 30, 2007, the Company had repurchased a total of 159,193 shares at an aggregate cost of $3.5 million and was authorized to repurchase up to an additional $6.5 million of shares under the program.

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

As of September 30, 2007, the liability for unrecognized tax benefits was $0.3 million. This balance was recorded in other current liabilities as prescribed by FIN 48. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

A rollforward of the restructuring reserve in association with this initiative follows (in thousands):

Accrued restructuring charge as of December 31, 2006	$—
Restructuring charge in June 2007	1,452
Cash payments	(870)

Accrued restructuring charge as of September 30, 2007	$582

H. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we performed an impairment test of goodwill during the fourth quarter of 2006 and determined that no impairment of the recorded goodwill existed. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated reporting unit. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. On an annual basis, our impairment testing will be performed during the fourth quarter.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

Balance as of December 31, 2006	$162,770
Reduction in goodwill arising from our Manufacturing Technology, Inc. (MTI) acquisition	(6,604)
Reduction in goodwill arising from our AIC acquisition	(793)

Balance as of September 30, 2007	$155,373

The reduction in goodwill of our previously completed acquisition of MTI in 2006 relates to a negotiated purchase price adjustment determination in the third quarter of 2007, net of expenses. The reduction in goodwill of our AIC acquisition is primarily due to a $1.9 million release from escrow, which reduced goodwill, partially offset by other purchase price adjustments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (we, us, MTC or the Company) for the three- and nine-month periods ended September 30, 2007 compared to the three- and nine-month periods ended September 30, 2006 and the financial condition of MTC at September 30, 2007 compared to December 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

We provide modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions, focusing primarily on U.S. federal government agencies such as the Department of Defense, various intelligence agencies and other companies that serve these same markets. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the nine months ended September 30, 2007 and 2006, approximately 98% and 97%, respectively, of our revenue was derived ultimately from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

In July 2001, we were one of six awardees of the Federal Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion and with a period of performance, including option years, that extends to 2008. Our revenue under the FAST contract was approximately 27% and 21% of total revenue for the three- and nine-month periods ended September 30, 2007, respectively, and 19% and 21% of total revenue for the three- and nine-month periods ended September 30, 2006, respectively. FAST revenue was comprised of approximately 59 separate task orders, the largest of which amounted to approximately 6% and 3% of total revenue, for the three- and nine-month periods ended September 30, 2007, respectively. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Services Administration (GSA) vehicles, accounted for more than 6% and 3%, respectively, of revenue for the three- and nine-month periods ended September 30, 2007.

Under the FAST contract, we have the potential to compete for millions of dollars in task orders over the FAST contract’s approximately one-year remaining life as the U.S. Air Force maintains and modernizes aircraft and defense systems. In addition, a few of our FAST task orders have a period of performance extending into 2011. As of September 30, 2007, we have been awarded multiple individual task orders under the FAST contract with a remaining potential award value of approximately $323 million if all options are exercised. Although we believe the FAST contract presents an opportunity for additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work. Since the FAST contract is expected to remain a significant part of our business, it is possible that our operating income, as a percentage of total revenue, could diminish, while growing in absolute dollars.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2005, and the rates have been agreed to. We do not anticipate any material adjustment to our consolidated financial statements in subsequent periods for audits not yet completed.

For the nine months ended September 30, 2007 and 2006, approximately 65% and 74%, respectively, of our revenue came from work provided to our customers as a prime contractor, and the balance came from work provided as a subcontractor. Approximately 75% and 74% of our revenue for the nine months ended September 30, 2007 and 2006, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Time-and-materials	43%	53%	48%	53%
Fixed-price	46%	33%	39%	33%
Cost-plus	11%	14%	13%	14%

Total	100%	100%	100%	100%

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

The primary source of our backlog is contracts to perform work for the federal government. Our estimated funded backlog at September 30, 2007 was approximately $312 million as compared to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

approximately $273 million at September 30, 2006. The approximate $39 million increase in funded backlog resulted primarily from the Santa Rosa underground cable installation contract and additional funding of the FAST contract.

Our funded backlog at September 30, 2007 was approximately 72% of our trailing twelve-month revenue, which is higher than the range of typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the statement of income in relation to revenue:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
Revenue	$114.6	100.0%	$105.2	100.0%	$321.7	100.0%	$304.8	100.0%
Cost of revenue	98.2	85.7	87.9	83.5	273.0	84.9	254.6	83.5

Gross profit	16.4	14.3	17.3	16.5	48.7	15.1	50.2	16.5
General and administrative expenses	7.2	6.3	6.4	6.0	22.6	7.0	17.4	5.7
Restructuring charge	—	—	—	—	1.5	0.5	—	—
Intangible asset amortization	1.5	1.3	1.5	1.5	4.6	1.4	4.4	1.5

Operating income	7.7	6.7	9.4	9.0	20.0	6.2	28.4	9.3
Net interest expense	1.3	1.1	1.4	1.4	4.3	1.3	3.6	1.2
Other income, net	0.6	0.5	—	—	0.6	0.2	—	—

Net income before income taxes	7.0	6.1	8.0	7.6	16.3	5.1	24.8	8.1
Income tax expense	2.8	2.4	3.2	3.0	6.3	2.0	9.8	3.2

Net income	$4.2	3.7%	$4.8	4.6%	$10.0	3.1%	$15.0	4.9%

THREE MONTHS ENDED SEPTEMBER 30, 2007

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue. Revenue for the three months ended September 30, 2007 increased 8.9%, or $9.4 million, as compared to the same period in 2006, due primarily to an increase of $11.5 million in revenue under our Flexible Acquisition and Sustainment Tool (FAST) contract, as well as the Santa Rosa underground cable installation program and PM Soldier Systems Project, which contributed additional revenue of $5.8 million and $2.9 million, respectively, in the quarter. These increases were partially offset by a net decrease in revenue from the former Aeronautical Systems Center Blanket Purchase Agreement (ASC/BPA) contract and a decrease of $10.0 million in revenue from our wholly-owned subsidiary Aerospace Integration Corporation (AIC).

Gross profit. Gross profit for the three months ended September 30, 2007 decreased 5.2%, or $0.9 million, as compared to the same period in 2006. This change primarily relates to increased cost of revenue. Gross profit as a percentage of revenue was 14.3% for the three months ended September 30, 2007, compared to 16.5% for the same period in 2006, primarily due to decreased margins caused by a higher volume of FAST subcontracting revenue, decreased gross margins realized by AIC and additional costs involved for the TIER II Unmanned Aircraft System flight testing. Partially offsetting these reductions in gross profit were savings resulting from the restructuring initiated in the second quarter of 2007.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2007 increased 12.6%, or $0.8 million, as compared to the same period in 2006. The change was due primarily to $1.2 million in additional bid and proposal costs due to increased bid activity. General and administrative expenses as a percentage of revenue were 6.0% of revenue for the three months ended September 30, 2006 compared to 6.3% for the three months ended September 30, 2007.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Operating income. Operating income for the three months ended September 30, 2007 decreased 18.1%, or $1.7 million, as compared to the three months ended September 30, 2006. This change in operating income primarily reflects the decreased gross profit combined with the increase in general and administrative expenses. Operating income as a percentage of revenue was 9.0% of revenue for the three months ended September 30, 2006 compared to 6.7% for the three months ended September 30, 2007, primarily for the reasons addressed above.

Other income. Other income for the three months ended September 30, 2007 increased by $0.6 million due primarily to the negotiated purchase price adjustment determination for a previously completed acquisition.

Income tax expense. Income tax expense for the three months ended September 30, 2007 decreased approximately 11.5%, or $0.4 million, as compared to the same period in 2006. Our effective income tax rates for the quarters ended September 30, 2007 and 2006 were 39.7% and 39.4%, respectively.

Net income. Net income for the three months ended September 30, 2007 decreased 12.6%, or approximately $0.6 million, as compared to the three months ended September 30, 2006. This change in net income was primarily the result of the lower operating income, partially offset by the increase in other income and the decreased income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2007

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue. Revenue for the nine months ended September 30, 2007 increased 5.5%, or $16.8 million, as compared to the same period in 2006. Revenue growth resulted primarily from revenue increases for the FAST, PEO Soldier Systems and the Santa Rosa underground cable installation contracts.

Gross profit. Gross profit for the nine months ended September 30, 2007 decreased 3.0%, or $1.5 million, as compared to the same period in 2006. Gross profit as a percentage of revenue was 15.1% for the nine months ended September 30, 2007 compared to 16.5% in the same period in 2006. This change resulted primarily from lower margins due to higher volume of FAST subcontracting revenue, decreased gross margins realized by AIC and additional costs involved for the TIER II Unmanned Aircraft System flight testing. Partially offsetting these reductions in gross profit were savings resulting from the restructuring initiated in the second quarter of 2007.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2007 increased 29.9%, or $5.2 million, as compared to the same period in 2006. Included in general and administrative expenses for the nine months ended September 30, 2007 is approximately $1.2 million of additional general and administrative expenses from AIC, which was acquired in the second quarter of 2006, additional bid and proposal costs and increased salary and benefit expenses resulting from the addition of personnel. General and administrative expenses as a percentage of revenue were 5.7% of revenue for the nine months ended September 30, 2006 compared to 7.0% for the nine months ended September 30, 2007.

Restructuring charge. A plan to consolidate our organizational structure was initiated in June 2007. We recorded pre-tax restructuring expense totaling approximately $1.5 million in the second quarter of 2007 to cover costs associated with staff reductions.

Operating income. Operating income for the nine months ended September 30, 2007 decreased 29.7%, or $8.4 million, as compared to the nine months ended September 30, 2006. This change in operating income primarily reflects the lower gross profit, increased general and administrative

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

expenses, and a $1.5 million restructuring charge recorded in the second quarter of 2007. Operating income as a percentage of revenue was 9.3% of revenue for the nine months ended September 30, 2006 compared to 6.2% for the nine months ended September 30, 2007.

Net interest expense. The $0.6 million increase in net interest expense related to the increased borrowings made under our credit facility in 2006, which were used primarily to fund the acquisition of AIC made in the second quarter of 2006.

Other income. Other income for the nine months ended September 30, 2007 increased by $0.6 million due primarily to the negotiated purchase price adjustment determination for a previously completed acquisition.

Income tax expense. Income tax expense for the nine months ended September 30, 2007 decreased approximately 35.2%, or $3.4 million, as compared to the same period in 2006. Our effective income tax rates for the nine months ended September 30, 2007 and 2006 were 38.8% and 39.4%, respectively.

Net income. Net income for the nine months ended September 30, 2007 decreased 33.5%, or $5.0 million, as compared to the nine months ended September 30, 2006. This change in net income was primarily the result of the change in operating income and net interest expense, partially offset by the increased other income and decreased income tax expense.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Historically, our positive cash flow from operations, proceeds from stock offerings, and borrowings under our credit facilities have provided us adequate liquidity and working capital to fund our operational needs and support our acquisition activities.

Our cash and cash equivalents balance was $0 and $3.3 million on September 30, 2007 and December 31, 2006, respectively. Our working capital was approximately $60.0 million at September 30, 2007 and approximately $52.9 million at December 31, 2006. Our working capital increased $7.1 million in the first nine months of 2007 primarily due to:

•	a $3.7 million increase in restricted cash held in escrow from the issuance of $10 million in industrial development bonds (discussed below);

•	a $2.3 million increase in inventories;

•	a $7.1 million net increase in cost and estimated earnings in excess of amounts billed on uncompleted contracts; and

•	a $7.0 million decrease in accounts payable; but was

•

partially offset by a $5.3 million decrease in net accounts receivable, primarily in unbilled receivables, a $2.5 million increase in current maturities of long term debt and a $3.3 million decrease in cash.

Our operating activities provided net cash of approximately $7.5 million for the nine months ended September 30, 2007. The cash used in operations primarily represented net income of $10.0 million adjusted for depreciation and amortization of $7.8 million and changes in working capital as discussed above. For the nine months ended September 30, 2006, our operating activities provided net cash of approximately $23.9 million, primarily represented by net income of $15.0 million adjusted for depreciation and amortization of $6.9 million, and a $2.0 million decrease in working capital.

Our investing activities used net cash of approximately $1.1 million for the nine months ended September 30, 2007 as a result of approximately $9.3 million of capital expenditures, $5.7 million of which related to construction of the aircraft completion center described below. We currently anticipate 2007 aggregate capital expenditures to range between $12 and $15 million for additional facilities, software tools and computer equipment to support our growth, including the $10 million to be used for the construction of the aircraft completion center. Net proceeds for businesses purchased for the nine months ended September 30, 2007 were related to purchase price adjustments on two previously completed acquisitions. Net cash used by investing activities for the nine months ended September 30, 2006 of $52.0 million consisted primarily of approximately $47.8 million of payments made primarily in connection with our acquisition of AIC and other strategic investments, as well as $5.1 million of capital expenditures.

Our financing activities used net cash of approximately $9.7 million for the nine months ended September 30, 2007, which primarily consisted of $14.3 million in net repayments of debt under our credit facility and repurchase of outstanding MTC common stock during the period for $1.5 million, offset by $6.1 million of proceeds from the issuance of bonds to finance construction of the aircraft completion center discussed below. Our financing activities provided net cash of approximately $19.1 million for the nine months ended September 30, 2006, which primarily consisted of $27.5 million in net borrowings under our credit facility for the acquisition of AIC, offset by the Company’s repurchase of outstanding MTC common stock during the period for $8.5 million.

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

As of September 30, 2007, we had $74.5 million outstanding under the Credit Agreement, compared to $88.8 million outstanding as of December 31, 2006.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of September 30, 2007, we were in compliance with these covenants.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds were issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the Bonds at the closing and paid transaction costs of $0.2 million. AIC has received an additional $4.1 million, in proceeds as project reimbursements during the second and third quarters of 2007. The remaining $3.7 million is being held in escrow and will be paid to AIC as additional capital expenditures are made on the aircraft completion center in Albertville, Alabama. The parcel of land on which such construction is occurring has been leased to AIC by the City of Albertville.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement and Bonds payable. As of September 30, 2007, we had $74.5 million of borrowings outstanding under the Credit Agreement and $10 million in Bonds payable. We have offset a portion of our interest rate risk by entering into interest rate swap agreements.

In October 2005, we entered into an interest rate swap agreement with the Bank under which we exchange floating-rate interest payments for fixed-rate interest payments on our term loan. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $22.3 million as of September 30, 2007, and is reduced as the loan amortizes. The swap provides for payments over an approximately four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at September 30, 2007 of 200 basis points, or 6.87%. At September 30, 2007, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.25% plus our spread at September 30, 2007 of 200 basis points, or 7.25%.

Effective April 5, 2006, we entered into an interest rate swap agreement with the Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million, and the agreement ends March 31, 2008. The swap provides for payments over a two-year period that began in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at September 30, 2007 of 175 basis points, or 7.19%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of September 30, 2007, was 7.49%, including our spread at September 30, 2007 of 175 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Bonds by the IDB on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC entered into a ten year interest

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

rate hedge on the full amount of the Bonds at a fixed rate of 3.91%. The all-in interest rate is approximately 5.4%, including amortization of issuance costs. The Bonds are interest only for the first year with quarterly principal payments beginning in March 2008 and ending in March 2018. The September 30, 2007 balance sheet reflects the $10 million of bonds payable as well as $3.7 million of restricted cash that will be released as AIC makes additional capital expenditures on the aircraft completion center.

Although the Company’s financial results are affected by changes in short-term interest rates on its borrowings, the effects of interest rate changes are limited by the use of interest rate swaps. A hypothetical 100 basis point increase in interest rates, for example, would have resulted in an increase in interest expense of approximately $0.3 million on borrowings not subject to the interest rate swaps for the nine months ended September 30, 2007.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with other members of senior management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this review, our CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Letter Agreement and Release, effective as of July 20, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and John Longhouser (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 26, 2007).

10.2	Letter Agreement and Release, effective as of September 25, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and James Clark (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on September 28, 2007).

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: November 6, 2007

	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement and Release, effective as of July 20, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and John Longhouser (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 26, 2007).

10.2	Letter Agreement and Release, effective as of September 25, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and James Clark (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on September 28, 2007).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.