Form 10-K
period 2007-12-31
MTC TECHNOLOGIES INC
filed 2008-03-14
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49890

MTC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0593816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4032 Linden Avenue, Dayton, OH	45432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 252-9199

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $232,550,142.

As of February 29, 2008, there were 15,169,906 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders will be incorporated by reference into Part III of this report.

PART I.

Item 1.	Business

Overview.

MTC Technologies, Inc. (MTC, the Company, us or we) was incorporated in Delaware in April 2002 and holds all of the capital stock of MTC Technologies, Inc., an Ohio corporation incorporated in 1985 that was formerly known as Modern Technologies Corp. We provide aircraft modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions primarily to U.S. defense, intelligence, civilian and federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2007, 2006 and 2005, about 98%, 98% and 96%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army, Defense Intelligence Agency and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well-positioned to assist the federal government as it conducts the global war on terrorism and modernizes its defense capabilities.

Our people develop and implement innovative, practical solutions to complex engineering, technical, and management problems. We have approximately 2,660 employees, of whom approximately 70% hold the necessary credentials to work on sensitive government projects, including approximately 10% with the necessary credentials to work on the federal government’s most sensitive projects. A substantial majority of our employees have prior military or government industry experience and approximately 74% of our employees work on-site at our customers’ facilities. The credentials, experience and locations of our employees allow us to combine a comprehensive knowledge of our customers’ business processes with the practical application of advanced engineering and information technology tools, techniques and methods to create value-added solutions. For the year ended December 31, 2007, we generated approximately 64% of our revenue as a prime contractor, where we delivered many mission critical services and solutions. Serving as a prime contractor in close proximity to our customers has allowed us to maintain long-standing relationships that have been important to our growth for our two largest customer groups. We have provided services to the U.S. Air Force since our founding and to the U.S. Army for 19 years.

We believe we are well-positioned to continue our internal revenue growth by leveraging our existing customer relationships and diverse array of contract vehicles, including General Service Administration (GSA) schedules and other indefinite delivery, indefinite quantity (IDIQ) contracts. Our contract base is well-diversified with in excess of 775 active contracts, including task orders on GSA contracts and other IDIQ contracts, as of December 31, 2007. In July 2001, we were one of six awardees of the U.S. Air Force’s Flexible Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion. As of December 31, 2007, we have been awarded over 120 task orders under the FAST contract with 45 currently active. We have the potential to compete for millions of dollars in task orders over the remaining contract life, as the U.S. Air Force maintains and modernizes aircraft and weapons systems.

Agreement and Plan of Merger.

On December 21, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement) with BAE Systems, Inc., a Delaware corporation (BAE Systems), and Mira Acquisition Sub Inc., a wholly-owned subsidiary of BAE Systems and a Delaware corporation (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MTC (the Merger), with MTC continuing as the surviving corporation and as a wholly-owned subsidiary of BAE Systems.

At the effective time and as a result of the Merger, each outstanding share of MTC common stock will be converted into the right to receive $24.00 in cash payable to the holder of such share. All outstanding options to purchase shares of MTC common stock, whether or not then vested, will be converted into the right to receive a cash payment equal to the product of (1) the excess, if any, of the $24.00 per share price over the exercise price per share of common stock subject to such option and (2) the number of shares of common stock subject to such option; provided that any option for which the per share exercise price exceeds the $24.00 per share price shall be canceled without any payment. All outstanding restricted stock units (RSUs) will be entitled to receive for each share of MTC common stock subject to such RSU, a cash payment of $24.00. All such cash payments for shares, options or RSUs shall be made without interest.

Consummation of the Merger is subject to the satisfaction or waiver of the closing conditions, including (1) expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain other regulatory approvals, (2) the absence of any law or order prohibiting the consummation of the Merger, (3) subject to certain exceptions, the accuracy of representations and warranties of

MTC, BAE Systems and Merger Sub, (4) the performance or compliance by MTC, BAE Systems and Merger Sub with their respective covenants and agreements to be performed or complied with prior to or on the closing date, (5) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on MTC, (6) the absence of certain specified litigation and (7) the modification or transfer of certain government contracts to which MTC is a party.

At the special meeting of MTC stockholders held on February 28, 2008, approximately 99.9% of the MTC common stock that voted (or approximately 90% of the total number of shares of MTC stock outstanding), were voted in favor of the proposal to adopt the Merger Agreement.

The Merger Agreement may be terminated by MTC and BAE Systems in certain circumstances, including termination (1) by either party, if, the Merger has not been consummated on or before April 30, 2008, subject to certain exceptions and to extension to July 31, 2008, in certain circumstances, (2) by either party if a permanent injunction or other order that is final and non-appealable has been issued prohibiting the consummation of the merger, and (3) by either party, if the other party breaches or fails to perform or comply with any of its representations, warranties, agreements or covenants contained in the Merger Agreement and the breach or failure would give rise to the failure of the relevant closing condition, subject to cure rights. Upon termination of the Merger Agreement under specified circumstances, MTC would be required to pay BAE Systems a termination fee of approximately $12.9 million.

Acquisitions.

We employ a highly disciplined process to evaluate the strategic, financial, operational and legal aspects of acquisitions. Since our initial public offering, we have completed seven strategic acquisitions. All acquired businesses have expanded our customer reach and technical capabilities. Our acquisitions in the last five years are as follows:

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

CTI. In July 2004, we acquired all of the outstanding capital stock of Command Technologies, Inc. (CTI) from CTI’s shareholders. CTI’s customer base consists primarily of the Department of Defense and national security agencies, and CTI specializes in professional and technical services, information technology and technology applications for training, simulation and modeling. The initial purchase price was $45.0 million, which was paid from cash on hand at closing. The purchase price was reduced by $0.7 million in December 2004 as a result of the release of amounts from escrow relating to tangible net worth as of the closing. The purchase price was reduced by another $0.1 million in August 2005 as a result of the release of amounts from escrow under the stock purchase agreement. It is anticipated that we will realize certain income tax benefits in future periods as a result of the CTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

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

MTI. In February 2005, we purchased all of the outstanding capital stock of Manufacturing Technology, Inc. (MTI) from MTI’s shareholders. MTI’s customer base consists primarily of the U.S. Air Force, the U.S. Navy and large prime contractors for the Department of Defense. MTI provides technical assistance to sensitive government programs and specializes in total product life cycle support for electronic and other systems used in military and commercial applications. The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash-on-hand and $68.0 million of which was borrowed under the revolving loan portion of our Credit Agreement. The purchase price was reduced by $0.8 million in December 2005 as a result of adjustments to the tangible net worth as of the closing. The purchase price was reduced by an additional $6.6 million in 2007 due to a negotiated purchase price determination, net of expenses. It is anticipated that we will realize certain income tax benefits in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

AIC. In April 2006, we purchased all of the outstanding capital stock of Aerospace Integration Corporation (AIC) from AIC’s shareholders. AIC serves the Department of Defense, and its largest customer presence is with Special Operations Forces. AIC’s principal business is the design of and systems engineering and technology insertion for modifications to avionics, flight controls and weapon systems. The upgraded systems and components are then fully integrated into fixed and rotary winged aircraft. The acquisition further strengthens the Company’s strategy to become a premier player in aircraft modernization and sustainment activities, while providing a significant increase in one of its target markets, Special Operations Forces. The initial purchase price was $44.5 million, which was paid in cash at closing, all of which was borrowed under our revolving credit facility. The purchase price was reduced by $1.9 million in 2007 as a result of closing tangible net worth adjustments. It is anticipated that we will recognize certain income tax benefits in future periods as a result of AIC’s stockholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

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

3. Modernization and Sustainment. We provide design and engineering solutions that extend the useful life of existing defense weapon platforms and systems, reduce life-cycle costs and sustain these systems in combat. Our activities include developing and implementing acquisition strategies, cost modeling, identification of suppliers and vendors, provision planning, contract performance monitoring, program planning and scheduling, financial management, operational effectiveness analysis, risk analysis and security planning. Specifically, we provide engineering and sustainment support and modifications of and upgrades to defense systems featuring new sensor devises, radios, engines and other electronic components. We are involved in support programs to extend the service of aging aircraft and other defense systems and components, which include the sourcing and repair of diminishing parts for our customers. It is not uncommon for our service offerings to progress to lead system integration services, which are now being expanded to support the readiness of active duty, Reserve and National Guard organizations committed to combat organizations.

4. Logistics Operations. We plan and execute logistics-based programs across a vast array of military depots, arsenals and manufacturing centers. We support management of life cycle endeavors from identification of capability gaps, to development of logistics technologies, integration and production of systems, fielding and sustainment of units and the eventual disposal of vehicles and equipment. Our subject matter experts provide guidance to programs that include combat and tactical vehicles, petroleum and water equipment and ground forces weaponry. We extend our technical services to provide a full range of analytic and logistics services in support of operational forces deploying and redeploying from hostile operational areas. Additionally, we provide logistics engineering and technical services to NASA programs at Kennedy Space Center and Cape Canaveral in the areas of cargo mission, meteorological instrumentation, International Space Station and delta rocket launch requirements.

Our Customers.

Our customers are primarily U.S. federal government intelligence, military and civilian agencies. Our revenue derived from federal government customers, consisting primarily of the Department of Defense and the intelligence community, accounted for about 98%, 98% and 96% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our federal government customers typically exercise independent contracting authority so that even offices or divisions within an agency may, either directly or through a prime contractor, use our services as separate customers so long as the customers have independent decision making and contracting authority within their organizations. For the year ended December 31, 2007, we derived approximately 64% of our revenue as a prime contractor and approximately 36% of our revenue as a subcontractor to other defense companies.

Our Diverse Contract Vehicles.

We compete for task orders through a variety of arrangements or contract vehicles. Our vehicles include government-wide acquisition contracts (GWACs), Blanket Purchase Agreements (BPAs), GSA schedules and other IDIQ contracts. We have contract vehicles in each of our service areas, allowing us to compete for business from a variety of customers. In addition, we have several blanket arrangements under which we can work with customers in multiple service areas. Our contract vehicles are structured with various terms and include time-and-materials, fixed-price and cost-plus contracts. Approximately 22% of our revenue for the year ended December 31, 2007 was under the FAST contract. Our tasks under the FAST contract support or have supported 14 different customer organizations using approximately 120 individual task orders. In prior years, we performed a portion of the work we are now performing on the FAST contract on other contract vehicles. While we continue to increase the amount of revenue earned using the FAST contract, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

Our contract base is well diversified with in excess of 775 active contract vehicles, including task orders on GSA contracts and other IDIQ contracts. The typical initial terms for our government contracts range from three years to five years.

The following table identifies our major GSA, GWAC and IDIQ contract vehicles that have undefined scopes and significant ceilings:

Contract Vehicle	Period of Performance		Option End Date	Customer	Current Ceiling
	Start	End
FAST	09/26/01	09/25/08	None	U.S. Air Force	$7.4 billion

GSA Consolidated Contract	07/01/01	02/28/10	02/28/20	GSA	No ceiling

Special Operations Forces - Support Services Contract II (SOC-SSSC II)	09/03/02	09/02/12	09/02/17	U.S. Air Force	$440 million

MTC GSA Professional Engineering Services (PES)	11/15/99	03/03/10	03/03/15	GSA	No ceiling

Program Executive Office/Program Manager (PEO-PM) Soldier Systems	05/01/07	04/30/12	None	U.S. Army	$263 million

MTC GSA Logistics Worldwide (LOGWORLD)	08/20/02	08/19/12	08/19/17	GSA	No ceiling

Commercial Enterprise Omnibus Support Services (CEOss) BPA	08/19/03	01/10/09	09/30/13	Marine Corps	No ceiling

Seaport-E	05/31/05	04/04/09	None	Navy	$1.1 billion

Design & Engineering Support Program II (DESP II)	06/30/05	06/29/12	None	U.S. Air Force	$1.9 billion

MTI GSA Information Technology (IT)	05/27/99	05/25/09	None	GSA	No ceiling

Army Material Command Express (AMCOM)	02/01/05	09/30/08	03/31/11	Multiple customers	No ceiling

Naval Air Warfare Center AD (LKE), Lakehurst, NJ	08/10/05	08/09/08	None	U.S. Navy	No ceiling

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

The primary source of our backlog is contracts with the federal government. Our estimated total backlog and funded backlog at the end of the two most recently completed fiscal years were as follows:

	December 31, 2007	December 31, 2006
Estimated Total Backlog	$830.3 million	$865.0 million
Funded Backlog	$281.4 million	$273.8 million

Of our funded backlog as of December 31, 2007, approximately 17%, or $48 million, is expected to remain at the end of the 2008 fiscal year. Our funded backlog increased slightly by $7.6 million from December 31, 2006.

Our funded backlog at December 31, 2007 was approximately 66% of our revenue for the year ended December 31, 2007, which is slightly above the typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue, and comparable with that at prior year end.

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

Foreign Operations.

For the years ended December 31, 2007, 2006 and 2005, 100%, 100% and 99%, respectively, of our revenue was derived from services provided under contracts with U.S.-based customers. We treat sales to United States government customers as sales within the United States, regardless of where the services are performed.

Employees.

As of December 31, 2007, we had approximately 2,660 employees, of whom approximately 70% hold the necessary credentials to work on sensitive government projects, including approximately 10% with the necessary credentials to work on the federal government’s most sensitive projects. A substantial majority of our employees have prior military or government industry experience, and approximately 74% of our employees work on-site at our customers’ facilities. Non-technical employees serve primarily in support roles. None of our employees are party to any collective bargaining agreements. We consider our relations with employees to be good.

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

Executive Officers of the Registrant.

The following table identifies our executive officers and indicates, except as indicated below, their ages and positions as of February 29, 2008:

Name	Age	Position
Rajesh K. Soin	60	Chairman of the Board, Chief Executive Officer and Director
Mark N. Brown	56	President and Chief Operating Officer
Stephen T. Catanzarita	52	Vice President and Controller
Michael L. Cauldwell	52	Executive Vice President
Michael I. Gearhardt	53	Chief Financial Officer and Executive Vice President
David F. Mitchell	55	Executive Vice President
Bruce A. Teeters	42	Senior Vice President, General Counsel and Secretary

Set forth below is biographical information for our executive officers:

Rajesh K. Soin, our founder, has served as our Chairman of the Board since May 1984 and Chief Executive Officer from 1984 until May 2002; in January 2007, Mr. Soin was again elected to serve as Chief Executive Officer of the Company. Mr. Soin has also served as Chairman of the Board of Directors and Chief Executive Officer of Soin International, LLC, a holding company previously known as MTC International, LLC and an affiliate of ours, since 1998.

Mark N. Brown, Retired Colonel, U.S. Air Force and Retired NASA Astronaut, joined the Company as Chief Operating Officer in August 2006 and became President in 2007. Before joining us, he served as Vice President and General Manager for the Federal Sector-Defense Group, Aerospace Division of Computer Sciences Corporation, an information technology and professional services company, since 2003, District Manager, Air & Space Programs Development for AT&T Government Solutions, Inc., a provider of integrated IT solutions, from 2002 to 2003 and Director, Wire Integrity Programs for GRC International, Inc., a provider of science and technologies applications, from 2000 to 2002.

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

Michael L. Cauldwell, Retired Major, U.S. Air Force, joined us in July 2004 with the acquisition of CTI and was elected CTI President and MTC Vice President. He served as Senior Vice President of our National Security Group from March 2005 through 2006. In 2007, Mr. Cauldwell was named Executive Vice President of our C4ISR Group and in July 2007 became the Deputy Director of our Professional Services Group. Mr. Cauldwell joined CTI in July 1994 after a 20-year career in the U.S. Air Force. At CTI, he initially began as Task Leader and Senior Engineer in support of the Central MASINT Technology Coordination Office at Patrick AFB, Florida and progressed to the positions of Vice President, Senior Vice President and Executive Vice President.

Michael I. Gearhardt served as our Chief Financial Officer and Senior Vice President from October 2003 through 2006 and became Executive Vice President in 2007. From 2001 until he joined us in October 2003, Mr. Gearhardt served as President for the worldwide operations of Carlisle Power Transmission Products, Inc., an industrial power transmission products manufacturer. From 1991 to 2001, Mr. Gearhardt served in various financial roles within Mark IV Industries, at the time a publicly traded automotive and industrial manufacturing company, including three years as Executive Vice President and Chief Financial Officer of the Industrial Division.

David F. Mitchell joined us in July 2007 as our Executive Vice President and Director of Modernization & Sustainment (M&S) Group. Before joining us, Mr. Mitchell served as Vice President and General Manager for Aircraft Sustainment, and Vice President and General Manager, Contractor Logistics Support at Lockheed Martin Corporation from 2003 to 2006. In these positions, he was responsible for the full spectrum of logistics and sustainment services including aircraft maintenance and modification, field technical services, and supply chain management. Prior to that, Mr. Mitchell’s career included tenure with several aerospace and defense contractors and the U.S. Air Force.

Bruce A. Teeters joined us in May 2005 as our Vice President, General Counsel and Assistant Secretary. In 2007, he was elected Senior Vice President, General Counsel and Secretary. Prior to joining us, Mr. Teeters served as Associate General Counsel to the Huffy Corporation, a sporting goods distribution company, from 2002 to 2005. From 1991 to 2002, he was in private practice with the Dayton law firm of Chernesky, Heyman and Kress, PLL, becoming a partner in 1999.

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

For the year ended December 31, 2007, we derived approximately 98% of our revenue from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, or any significant agency in the intelligence community or the Department of Defense, or if our reputation or relationship with government agencies were impaired or the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition or operating results would be materially harmed.

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

The FAST contract is a multiple award, IDIQ contract with a $7.4 billion ceiling supporting the U.S. Air Force over its approximate half-year remaining life. The FAST contract accounted for approximately 22% of our 2007 revenue. If the FAST contract is terminated, or if we fail to be awarded tasks as anticipated, our revenue growth could suffer. The FAST contract ends in September 2008. We have been preparing for a recompete of the contract for the last two years and believe we have a viable strategy to be awarded a spot on the recompeted contract. Although we believe the FAST contract presents an opportunity for additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator or program management services, which historically have been less profitable than our other activities, because these activities typically involve a significantly greater use of subcontractors and may have a higher content of material purchases. Margins on subcontractor-based revenue are typically lower than the margins on our direct work.

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

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. There is a risk that we may have disputes with subcontractors concerning a number of issues, including the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our decision not to extend existing task orders or issue new task orders under a subcontract. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. As we continue to expand into the program management area, our exposure to this risk will increase as a result of our reliance on subcontractors that provide specialized products. In extreme cases, subcontractor performance deficiencies could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of re-procurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

Each of our contract types, to differing degrees, involves the risk that we could underestimate our costs, and accordingly, a change in our contract mix could increase our risk of incurring losses.

We enter into three types of federal government contracts for our services: time-and-materials, fixed-price and cost-plus. For the year ended December 31, 2007, we derived 47%, 40% and 13% of our revenue from time-and-materials, fixed-price and cost-plus contracts, respectively. For 2006, these percentages of revenue were 50%, 36% and 14%, respectively. For 2005, these percentages were 50%, 35% and 15%, respectively.

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

Our quarterly revenue and operating results may fluctuate significantly in the future. A number of factors cause our revenue, cash flow and operating results to vary from quarter to quarter, including:

•	fluctuations in revenue earned on fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of spending activities by the federal government;

•	variable purchasing patterns under government GSA schedules, BPAs and IDIQ contracts;

•	changes in Presidential administrations, Congressional majorities and other senior federal government officials that affect the funding of programs;

•	changes in policy or budgetary measures that adversely affect government contracts in general;

•	the timing, nature and cost of hardware requirements for our lead system integrator services; and

•	scheduling of holidays and vacations, which reduce revenue without a significant reduction in costs.

Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations, because a relatively large amount of our expenses is fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Executive approval in a timely manner.

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

For the years ended December 31, 2007, 2006 and 2005, we derived approximately 36%, 29% and 25%, respectively, of our revenue from contracts in which we acted as a subcontractor to other contractors or from teaming activities in which we and other contractors bid on and execute particular contracts or programs. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts. Consolidation in the industry may result in increased cost and lack of availability of subcontractors, which could adversely affect our business, prospects, financial condition or operating results.

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

Our business strategy is to continue to expand our operations, including the expansion of our lead system integrator management activities under the FAST contract, including the FAST recompeted contract, and the construction of a new aircraft completion center. This strategy may strain our management, operational and financial resources. If we make mistakes in deploying our financial or operational resources or fail to hire the additional qualified personnel necessary to support higher levels of business or attract significant new business for the aircraft completion center, our revenue and earnings could be adversely affected.

Covenants in our credit facility and the agreements governing our industrial revenue bonds may restrict our financial and operating flexibility.

As of December 31, 2007, we had $42.5 million in outstanding borrowings under the term loan under our credit facility, $27.4 million outstanding under the revolving loan under our credit facility and $10.0 million of industrial revenue bonds outstanding. The credit facility expires in March 2010. We are subject to certain covenants under these agreements governing this debt that limit or restrict our ability to:

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

The inability to consummate the merger with BAE Systems may affect our operating results.

We have not consummated our merger with BAE Systems and are currently incurring costs and expenses in connection with our actions to complete this transaction. In addition, our management team and other employees are devoting significant time and effort to these activities.

Consummation of the Merger is subject to the satisfaction or waiver of the closing conditions, including (1) expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain other regulatory approvals, (2) the absence of any law or order prohibiting the consummation of the Merger, (3) subject to certain exceptions, the accuracy of representations and warranties of MTC, BAE Systems and Merger Sub, (4) the performance or compliance by MTC, BAE Systems and Merger Sub with their respective covenants and agreements to be performed or complied with prior to or on the closing date, (5) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on MTC, (6) the absence of certain specified litigation and (7) the modification or transfer of certain government contracts to which MTC is a party.

The Merger Agreement may be terminated by MTC and BAE Systems in certain circumstances, including termination (1) by either party, if, the Merger has not been consummated on or before April 30, 2008, subject to certain exceptions and to extension to July 31, 2008, in certain circumstances, (2) by either party if a permanent injunction or other order that is final and non-appealable has been issued prohibiting the consummation of the merger, and (3) by either party, if the other party breaches or fails to perform or comply with any of its representations, warranties, agreements or covenants contained in the Merger Agreement and the breach or failure would give rise to the failure of the relevant closing condition, subject to cure rights.

In the event our merger is not consummated for any reason, or the timing of our consummation is delayed, our operating results may be adversely affected as a result of incurring these significant additional expenses and diversion of management attention.

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

Moreover, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts. However, we do not believe that the proposed merger with BAE Systems will cause us to be deemed to be under foreign ownership, control or influence due to BAE Systems’ existing Special Security Agreement.

Our contracts are subject to audits and cost adjustments by the federal government.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large government contractors, our direct and indirect contract costs are audited and reviewed on a continual basis. Although audits have been completed on our incurred contract costs through 2005, audits for costs incurred or work performed after 2005 remain ongoing and, for much of our work in recent years, have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenue, because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenue we have already recognized may need to be refunded. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of claims and profits, suspension of payments, treble damages, statutory penalties, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our business, prospects, financial condition or operating results. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

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

Although sales to foreign customers are not currently substantial for us, we intend to seek additional business in several foreign countries. This international business may pose greater risks than our business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. Additional financial and legal risks include foreign exchange rates, differing legal systems and contracting processes and United States arms export control regulations and policies governing our ability to supply foreign customers. Although these risks have not had any material impact on our financial results in the past, no assurance can be given that such risks will not materially affect our operating results in the future.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may be volatile, and you may not be able to resell your shares at or above your acquisition price.

Prior to June 27, 2002, there was no public market for our common stock. An active trading market for our common stock may not be sustained, which could affect your ability to sell your shares.

Additionally, the price of our common stock may fluctuate, depending upon many factors, including:

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

As of December 31, 2007, 15,157,906 shares of our common stock were outstanding. Of these shares, Mr. Soin beneficially owned 5,633,887 shares, which includes outstanding vested options to purchase 21,000 shares, or approximately 37%, of our outstanding common stock, all of which are eligible for sale by Mr. Soin under Rule 144 of the Securities Act, subject to the volume restriction and manner of sale requirements imposed on affiliates.

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

We lease a total of approximately 815,000 square feet in approximately 60 locations throughout the United States. Our aggregate monthly lease payment is approximately $0.5 million.

We own two aircraft hangars in Crestview, Florida with a total of approximately 134,000 square feet, subject to a ground lease with the Crestview Airport, at which the hangars are located. We are also in the process of completing construction on an additional hangar at the Albertville, Alabama Airport, subject to the ground lease with the City of Albertville. This new hangar is expected to be completed in the first quarter of 2008.

We maintain several closed areas that are approved for handling and processing of government sensitive information, which is a reinforced facility with multiple secure zones, protected electronically and restricted to special “need to know” program access. Our Springfield, Virginia facility has been certified and both our Eatontown, New Jersey and San Antonio, Texas program offices have constructed facilities that are eligible for certification. Our Hampton Roads, Virginia; Warner Robins, Georgia; MTI facilities in Fort Walton Beach , Florida; Crestview, Florida, San Antonio, Texas and O’Fallon, Illinois offices also have facilities approved for handling and processing of this type of material at lower levels. Total square footage for the closed areas of these facilities is 3,400 square feet.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

On January 25, 2008, Superior Partners, an alleged MTC stockholder, filed a purported class action lawsuit on behalf of all MTC stockholders in the Court of Common Pleas for Montgomery County, Ohio (General Division) against MTC, all of the members of the Board of Directors of MTC, and BAE Systems (Shareholder Action). The Shareholder Action generally alleges that, in connection with approving the Merger, the MTC directors breached their fiduciary duties of care, good faith, loyalty and disclosure owed to the MTC stockholders, and that BAE Systems aided and abetted the MTC directors in the breach of their fiduciary duties. In addition to nominal, compensatory and/or rescissory damages, the plaintiff seeks a certification of the lawsuit as a class action, a declaration that the plaintiff is a proper class representative, a declaration that the defendants breached their fiduciary duties to the plaintiff and the other stockholders of MTC and/or aided and abetted such breaches, an award of the costs and disbursements of the lawsuit, including reasonable attorneys’ and experts’ fees and other costs, and such other and further relief as the court may deem just and proper.

On February 22, 2008, counsel for the plaintiff in the Shareholder Action and counsel for the defendants entered into a memorandum of understanding (MOU) with regard to the settlement of the Shareholder Action. The settlement contemplated by the MOU is subject to the execution by the parties of a definitive settlement agreement, and the approval of that agreement by the Court after notice to stockholders. The settlement contemplated by the MOU is conditioned upon the consummation of the Merger.

The defendants deny all liability with respect to the facts and claims alleged in the shareholder complaint, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, the defendants considered it desirable that the action be settled primarily to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to fully and finally resolve all of the claims that were or could have been brought in the action being settled.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007, through the solicitation of proxies or otherwise.

At the special meeting of MTC stockholders held on February 28, 2008, approximately 99.9% of the MTC common stock that voted (or approximately 90% of the total number of shares of MTC stock outstanding), were voted in favor of the proposal to adopt the Merger Agreement.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is quoted on the NASDAQ Global Select Market and began trading under the symbol “MTCT” on June 27, 2002. As of February 29, 2008, there were 15,169,906 shares of common stock outstanding and 10 stockholders of record. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers or nominees.

The following table lists the high and low per share sales prices for our common stock as quoted on the NASDAQ Global Select Market (or prior to the establishment of the NASDAQ Global Select Market, the NASDAQ National Market), for the periods indicated.

	Sales Price
	High	Low
Year Ended December 31, 2006
First quarter	$30.09	$25.47
Second quarter	$30.03	$23.45
Third quarter	$24.72	$18.64
Fourth quarter	$26.88	$21.26

Year Ended December 31, 2007
First quarter	$24.09	$19.61
Second quarter	$25.42	$19.58
Third quarter	$25.28	$18.76
Fourth quarter	$23.70	$15.31

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

Stock Price Performance.

The following graph reflects a comparison of the cumulative total stockholder return on a $100 investment in the Company’s Common Stock against the cumulative total return on a $100 investment in the NASDAQ Composite Index and the cumulative total return on a $100 investment in a self-constructed index consisting of industry peers of the Company, including Mantech International Corporation, Anteon International Corporation (through December 31, 2005), SRA International, Inc., Dynamics Research Corp., PEC Solutions, Inc. (through December 31, 2004), CACI International Inc. and SI International, Inc., for the period December 31, 2002 through December 31, 2007. PEC Solutions, Inc. was acquired by Nortel Networks Corporation during 2005 and was, therefore, removed from the peer group for all periods after December 31, 2004. Anteon International Corporation was acquired by General Dynamics during 2006 and was, therefore, removed from the peer group for all periods after December 31, 2005.

The graph assumes that the value of the Company’s common stock and each index was $100 on December 31, 2002 and that any dividends were reinvested into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable fiscal year.

	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
MTCT	100.00	127.39	132.69	108.22	93.08	92.89
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Peer Group	100.00	131.46	166.09	187.09	144.34	138.86

Stock Repurchase Programs.

On July 27, 2006, our Board of Directors authorized the Company to repurchase up to $10.0 million of outstanding shares of MTC common stock in open market purchases or in privately negotiated transactions. The program was completed in October 2006, resulting in the purchase of 464,749 shares for $10.0 million.

In October 2006, our Board of Directors authorized the repurchase of up to an additional $10.0 million of outstanding shares of MTC common stock in the open market, including, without limitation, pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. We purchased 85,368 shares for approximately $2.0 million during the year ended December 31, 2006 and an additional 73,825 shares for approximately $1.5 million during the year ended December 31, 2007 under this program.

As of December 31, 2007, the Company had repurchased a total of 623,942 shares at an aggregate cost of approximately $13.5 million and is authorized to repurchase up to approximately $6.5 million more shares under the program.

Repurchases under both programs were made in accordance with applicable securities laws on the open market. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2007.

Item 6.	Selected Financial Data

The tables shown below set forth selected consolidated financial data for the years ended December 31, 2003 through December 31, 2007. There were no cash dividends declared or paid in any of the periods presented.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this document.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Income statement data:
Revenue	$425,558	$415,477	$373,284	$273,027	$188,707
Cost of revenue	368,183	350,524	312,698	229,622	158,058

Gross profit (1)	57,375	64,953	60,586	43,405	30,649
General and administrative expenses excluding stock-based compensation expense	30,388	23,047	17,466	12,098	9,525
Stock-based compensation expense (2)	1,024	472	—	—	—

Total general and administrative expenses	31,412	23,519	17,466	12,098	9,525
Restructuring charge (3)	1,452	—	—	—	—
Intangible asset amortization	6,145	5,912	5,140	2,508	742

Operating income	18,366	35,522	37,980	28,799	20,382
Net interest expense (income)	5,606	5,134	2,589	(547)	(288)
Other income, net (4)	(586)	—	—	—	—

Income from continuing operations before income tax expense	13,346	30,388	35,391	29,346	20,670
Income tax expense	5,810	11,717	14,069	11,685	8,181

Net income	$7,536	$18,671	$21,322	$17,661	$12,489

Basic earnings per common share from continuing operations	$0.50	$1.20	$1.35	$1.15	$0.95
Diluted earnings per common share from continuing operations	$0.50	$1.19	$1.35	$1.15	$0.95
Weighted average basic shares outstanding	15,161,073	15,607,511	15,745,365	15,300,608	13,083,578
Weighted average diluted shares outstanding	15,194,838	15,641,520	15,803,821	15,347,548	13,185,424

Balance sheet data (as of period end):
Working capital	$53,679	$51,174	$53,850	$70,968	$32,539
Total assets	344,045	338,036	285,626	193,811	102,267
Long-term obligations	68,080	80,300	51,169	—	—
Stockholders’ equity	185,320	178,883	171,643	147,161	65,235

(1)

Gross profit in 2007 includes a $6.6 million charge for the cancellation agreement with the United States Marine Corps Systems Command relating to the Tier II Unmanned Aircraft System Concept Demonstrator System.

(2)

In 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), requiring us to recognize compensation expense related to the fair value of all previously awarded, unvested stock options and restricted stock, as well as compensation expense related to the fair value of all grants subsequent to adoption. Stock option expense recognized in 2007 under SFAS No. 123(R) is consistent with that of prior year.

(3)

In 2007, management approved a restructuring plan to consolidate the Company’s organizational structure to improve customer focus and operational effectiveness. Consequently, the Company took a restructuring charge in the second quarter of 2007 for costs associated with workforce reductions. See Note N in the notes to the consolidated financial statements for further details.

(4)	Other income primarily relates to a negotiated purchase price adjustment determination for a previously completed acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements. The forward-looking statements in this document involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applying to all related forward-looking statements wherever they appear. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include, but are not limited to, the following: risks related to the growth of the FAST contract; our failure to win an award under the recompeted contract with respect to the FAST contract; our inability to, or a delay in, the consummation of our merger with BAE Systems, including strains on resources and decreases in operating margins; federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under government contracts; government customers’ failure to exercise options under contracts; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to attract and retain qualified personnel; our ability to retain contracts during re-bidding processes; pricing pressures; undertaking acquisitions that might increase our costs or liabilities or be disruptive; integration of acquisitions; changes in general economic and business conditions; and other factors set forth in this Annual Report under “Item 1A. Risk Factors.”

Overview.

We provide modernization and sustainment; professional services; C4ISR; and logistics solutions, primarily to U.S. defense, intelligence and civilian federal government agencies. Our services encompass the full system life cycle from requirements definition, design, development and integration to upgrade, sustainment and support for mission critical information and weapons systems. For the years ended December 31, 2007, 2006 and 2005, about 98%, 98% and 96%, respectively, of our revenue was derived from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army, Defense Intelligence Agency and joint military commands. Having served the Department of Defense since our founding in 1984, we believe we are well positioned to assist the federal government as it conducts the war on global terrorism and modernizes its defense capabilities.

We report operating results and financial data as a single segment and believe our contract base is well diversified. However, a significant amount of our revenue has in recent years been earned under two contracts, the ASC/BPA and the FAST contracts for 2006 and 2005; and the FAST contract for 2007. Revenue under the ASC/BPA was approximately 6% and 7%, of our total revenue for the years ended December 31, 2006 and 2005. The largest task order under the ASC/BPA amounted to approximately 1% of total revenue for each of the years ended December 31, 2006 and 2005.

In July 2001, we were one of six awardees of the FAST contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Revenue under the FAST contract was approximately 22%, 21% and 24% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. FAST contract revenue for the year ended December 31, 2007 was comprised of approximately 56 separate task orders, the largest of which amounted to over 3% of total revenue for that period. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our GSA vehicles, accounted for more than 4% of revenue for the year ended December 31, 2007.

As of December 31, 2007, we have been awarded approximately 120 individual task orders under the FAST contract with a remaining potential award value of approximately $220 million if all options are exercised. The FAST contract ends in September 2008; however we are actively pursuing a position on the recompete of the FAST contract. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities, because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work.

Our federal government contracts, which comprised over 98% of our revenue in 2007, are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2005 and the rates have been agreed to. We do not anticipate any material adjustment to our financial statements in subsequent periods for audits not yet completed.

For the years ended December 31, 2007, 2006 and 2005, approximately 64%, 71% and 75%, respectively, of our revenue came from work provided to our customers as a prime contractor, and the balance came from work provided as a subcontractor. Approximately 74%, 73% and 74% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent.

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

On December 21, 2007, we entered into a Merger Agreement with BAE Systems and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MTC, with MTC continuing as the surviving corporation and as a wholly-owned subsidiary of BAE Systems. In connection with the Merger, we have incurred costs of approximately $1.3 million for the year ended December 31, 2007.

On March 11, 2008, we entered into asset purchase agreements with two separate purchasers to divest of certain contracts within the Professional Services group, as required by the Merger Agreement. Aggregate proceeds from the sale of the contracts of approximately $19 million are expected to be received in March 2008. Revenues associated with these contracts for 2007, 2006 and 2005 were $33.1 million, $25.6 million and $25.8 million, respectively.

We incurred an operating loss in the quarter ended December 31, 2007 primarily due to the one-time pre-tax charge of approximately $6.6 million as a result of the cancellation agreement with the United States Marine Corps Systems Command relating to the Tier II Unmanned Aircraft System Concept Demonstrator System.

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

The following table provides information about the percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Years ended December 31,
	2007	2006	2005
Time-and-materials	47%	50%	50%
Fixed-price	40%	36%	35%
Cost-plus	13%	14%	15%

Total	100%	100%	100%

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

Our work-in-process inventory relates to costs accumulated under fixed-price-type contracts primarily accounted for under certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to ten and a half years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. We determined that no impairment charges were required in 2007, 2006 and 2005.

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

Results of Operations.

Our results of operations may not be directly comparable on a year-to-year basis due to acquisitions we made in 2005 and 2006. We did not make any acquisitions during the year ended December 31, 2007. We acquired AIC in April 2006, MTI in February 2005, and OBSI in January 2005.

The following table sets forth, for each period indicated, the percentage of items in the statement of income in relation to revenue:

	Years ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	86.5	84.4	83.8

Gross profit	13.5	15.6	16.2
General and administrative expenses	7.4	5.7	4.7
Restructuring charge	0.3	—	—
Intangible asset amortization	1.4	1.4	1.3

Operating income	4.4	8.5	10.2
Net interest expense	(1.3)	(1.2)	(0.7)
Other income	0.1	—	—

Income before income tax expense	3.2	7.3	9.5
Income tax expense	1.4	2.8	3.8

Net income	1.8%	4.5%	5.7%

Comparison of Year Ended December 31, 2007 and Year Ended December 31, 2006.

Revenue. Revenue for the year ended December 31, 2007 increased 2.4%, or $10.1 million, to $425.6 million as compared to $415.5 million for 2006. Revenue growth resulted primarily from revenue increases for the FAST, PEO-PM Soldier Systems, and the Santa Rosa underground cable installation projects, partially offset by a decline in revenue due to our inability to compete in the current year for certain small business set-aside contracts.

Gross profit. Gross profit for the year ended December 31, 2007 decreased 11.7%, or $7.6 million, to $57.4 million as compared to $65.0 million for 2006. This decrease resulted from approximately $6.6 million of write-offs due to the cancellation agreement with the United States Marine Corps Systems Command relating to the Tier II Unmanned Aircraft System Concept Demonstrator System, lower margins due to a higher volume of subcontracting revenue, and decreased gross margins realized by AIC. Gross profit as a percentage of revenue for the year ended December 31, 2007 was 13.5% as compared to 15.6% for 2006. This decrease in gross margin as a percentage of revenue was primarily due to the charge on the Tier II contract and due to variations in our business mix.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2007 increased 33.6%, or approximately $7.9 million, to $31.4 million as compared to $23.5 million for the year ended December 31, 2006. This change was primarily the result of approximately $1.3 million of costs associated with the pending merger with BAE Systems, additional bid and proposal costs of $1.3 million due to increased bid activity, increased salary and benefit expenses of $2.4 million, $0.5 million of additional general and administrative expenses from AIC, which was acquired in the second quarter of 2006; and approximately $0.6 million of additional advertising costs for the ACC hangar in Albertville, Alabama. General and administrative expenses as a percentage of revenue increased from approximately 5.7% of revenue in 2006 to approximately 7.4% of revenue in 2007.

Restructuring charge. A plan to consolidate our organizational structure was initiated in June 2007. We recorded pre-tax restructuring expense totaling approximately $1.5 million in the second quarter of 2007 to cover costs associated with staff reductions.

Intangible asset amortization. Intangible asset amortization for the year ended December 31, 2007 increased approximately $0.2 million to $6.1 million as compared to $5.9 million for the year ended December 31, 2006. This increase in 2007 is a result of a full year of amortization of the purchase price allocated to the intangible assets recorded in 2006 relating to the acquisition of AIC.

Operating income. Operating income for the year ended December 31, 2007 decreased 48.3%, or $17.2 million, to $18.4 million as compared to $35.5 million for the year ended December 31, 2006, primarily resulting from lower gross profit, higher general and administrative expenses and a $1.5 million restructuring charge recorded in 2007. Operating income as a percentage of revenue was approximately 4.4% in 2007 compared to approximately 8.5% in 2006.

Net interest (expense) income. Net interest expense for the year ended December 31, 2007 of $5.6 million increased by $0.5 million as compared to net interest expense of $5.1 million for the year ended December 31, 2006. The net interest expense related to the borrowings made under our credit facility in 2007, which were used primarily to fund the acquisition of AIC in the second quarter of 2006.

Other income. Other income for the year ended December 31, 2007 of $0.6 million resulted from a negotiated purchase price adjustment determination for a previously completed acquisition.

Income tax expense. Income tax expense for the year ended December 31, 2007 decreased approximately 50.4%, or $5.9 million, as compared to 2006. The decrease in income tax expense primarily resulted due to the decrease in the income for the year, offset by higher state tax expense. For the years ended December 31, 2007 and 2006, our effective income tax rate was 43.5% and 38.6%, respectively. The increase in the effective income tax rate was primarily due to higher current and deferred state taxes recorded in 2007.

Net income. Net income decreased 59.6%, or approximately $11.1 million, to $7.5 million for the year ended December 31, 2007, compared to $18.7 million for the year ended December 31, 2006. This decrease in net income was primarily the result of decreased operating income and increased net interest expense, which was partially offset by other income and the decreased income tax expense.

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

Our cash and cash equivalents balance was $1.1 million and $3.3 million on December 31, 2007 and 2006, respectively. Our working capital was $53.7 million and $51.2 million at December 31, 2007 and 2006, respectively. Our working capital increased $2.5 million in 2007 primarily as a result of the following fluctuations:

•

A net $3.2 million increase in accounts receivable and cost and estimated earnings in excess of amounts billed on uncompleted contracts. Days sales outstanding increased from 80 days at December 31, 2006 to 88 days as at December 31, 2007 largely due to the timing of milestone payments on certain contracts; and,

•	a $3.9 million increase in prepaid and other current assets primarily due to increased income taxes receivable; but was

•	partially offset by a $2.0 million increase in accounts payable and a $3.3 million increase in current maturities of long-term debt.

Our operating activities provided cash of $14.2 million for the year ended December 31, 2007. The cash provided by operating activities was primarily composed of net income of $7.5 million adjusted for $10.4 million of depreciation and amortization expense and changes in working capital as discussed above.

Our operating activities provided cash of $23.9 million for the year ended December 31, 2006. The cash provided by operating activities was primarily composed of net income of $18.7 million adjusted for $9.0 million of depreciation and amortization expense and cash used for working capital. The change in working capital was mainly due to a decrease of $10.5 million in cash and cash equivalents, $14.4 million increase in accounts receivable and costs and estimated earnings in excess of amounts billed, a $10.4 million increase in accounts payables, a $2.5 million increase in current maturities of long-term debt and an increase of $2.1 million in compensation related liabilities. These changes were primarily due to the acquisition of AIC in the second quarter of 2006.

Our investing activities used cash of $3.2 million for the year ended December 31, 2007, primarily due to $11.4 million of capital expenditures, mainly for the ACC hangar; offset by $8.0 million in net proceeds for businesses purchased which related to purchase price adjustments on two previously completed acquisitions. We currently anticipate that capital expenditures for 2008 will range between $10.0 million and $12.0 million and will be primarily for additional facilities, software tools and computer equipment to support our growth, including $2.0 million of capital expenditures expected for the completion of the construction of the hangar in Albertville, Alabama and the related site equipment.

Our investing activities used cash of $54.1 million for the year ended December 31, 2006, as a result of $47.8 million in payments made in connection with acquisitions and other strategic investments, as well as $7.2 million of capital expenditures.

Our financing activities used net cash of approximately $13.2 million for the year ended December 31, 2007, which consisted primarily of net repayments under our credit facility of $18.9 million, and approximately $1.5 million used to repurchase the Company’s common stock in the open market, offset by $7.0 million received in connection with the issuance of bonds to finance construction of the aircraft completion center discussed below.

Our financing activities provided net cash of approximately $19.8 million for the year ended December 31, 2006, which consisted of net borrowings under our credit facility of $31.8 million, which were used primarily to finance the acquisition of AIC, offset by $12.0 million used to repurchase the Company’s common stock in the open market.

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank and PNC Bank, N.A. We have subsequently amended the Credit Agreement on two occasions to permit certain actions taken by us and to modify certain of the covenants in the Credit Agreement. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation and amortization (EBITDA).

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.3 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 200 basis points. The interest rate on the portion of the term loan that is not subject to the interest rate swap, as of December 31, 2007 was 6.875%, including our spread at December 31, 2007 of 200 basis points.

In April 2006, we purchased all of the outstanding capital stock of AIC. The initial purchase price was $44.5 million, all of which was borrowed under our revolving credit facility. It is also anticipated that we will realize certain income tax benefits in future periods as the result of the AIC shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at December 31, 2007 of 175 basis points, or 7.19%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of December 31, 2007, was 7.25%, including our spread at December 31, 2007 of 175 basis points.

As of December 31, 2007, we had $69.9 million of outstanding debt under the credit agreement, compared to $88.0 million outstanding as of December 31, 2006.

The borrowing availability at December 31, 2007 under the revolving loan portion of the Credit Agreement was $57.6 million. As of December 31, 2007, we had $42.5 million outstanding under the term loan portion of the facility of the Credit Agreement.

Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. Primarily due to the charge related to the Tier II contract of $6.6 million, $1.3 million of merger costs and the restructuring charge of $1.5 million, recorded in 2007, we were not in compliance with the leverage and fixed charge covenant ratios at December 31, 2007. We obtained waivers to the leverage ratio and the fixed charge coverage covenants at December 31, 2007 and as a result of these waivers, we were in compliance with all the applicable covenants as of December 31, 2007. The Merger Agreement as discussed above, as well as the bank waiver require the debt outstanding under the Credit Agreement to be repaid in full upon consummation of the merger.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Industrial Revenue Bonds (Bonds) by the Industrial Development Board (IDB) on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC entered into a ten-year interest rate hedge on the full principal amount of the Bonds at a fixed rate of 3.91%. The all-in interest rate is approximately 5.4%, including amortization of issuance costs. The Bonds are interest only for the first year with quarterly principal payments beginning in March 2008 and ending in March 2018. The December 31, 2007 balance sheet reflects the $10 million of bonds payable as well as $2.7 million of restricted cash that will be released as AIC makes additional capital expenditures on the aircraft completion center.

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

We account for our interest rate swap agreements under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.133), and have determined that the swap agreements qualify as effective hedges. Accordingly, the fair value of the swap agreements, is recorded in other long-term liabilities or short term liabilities on our balance sheet, based on the maturity dates of the swap agreements, and the change in fair value, net of income tax effect, is reported in other comprehensive income or loss on the consolidated balance sheet, based on the effectiveness criteria under SFAS No.133. We do not engage in hedging activities for trading or speculative purposes.

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

Off-Balance Sheet Arrangements.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (SPEs) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2007, we were not involved in any unconsolidated SPEs or VIEs.

Contractual Obligations.

Following is information regarding our long-term contractual obligations outstanding at December 31, 2007:

	Payment due by period (in thousands)
Contractual Obligations	Total	1 year or less	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations	$79,900	$11,820	$60,635	$1,860	$5,585
Operating Lease Obligations	15,646	5,188	6,122	1,312	3,024

Total	$95,546	$17,008	$66,757	$3,172	$8,609

Recent Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.2 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings. See Note L for further information related to the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (SFAS No.157). SFAS No.157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No.157 is effective for us on January 1, 2008 and will be applied prospectively. We are currently assessing the potential impact that adoption of SFAS No.157 will have on our financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No.159 is effective for us on January 1, 2008, although early adoption is permitted for entities that have elected to apply the provisions of SFAS No. 157. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retained the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R), which is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to SFAS No. 141. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently assessing the effect SFAS No. 141(R) may have on our financial statements for fiscal year beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (SFAS No. 160), which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 160 will have on our financial statements, for fiscal year beginning on January 1, 2009.

Quarterly Results of Operations.

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

Our exposure to market risk relates primarily to changes in interest rates for borrowings under our credit facility. As of December 31, 2007, we had $69.9 million of borrowings outstanding under the Credit Agreement. We have offset a portion of our interest rate risk by entering into interest rate swap agreements on approximately 59% of our outstanding borrowings on our Credit facility at December 31, 2007.

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt initially equal to $29.3 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 200 basis points. The interest rate on the portion of the term loan that is not subject to the interest rate swap, as of December 31, 2007 was 6.875%, including our spread at December 31, 2006 of 200 basis points.

On April 3, 2006, we borrowed $44.5 million for the acquisition of AIC under the revolving loan portion of our Credit Agreement. Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at December 31, 2007 of 175 basis points, or 7.19%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of December 31, 2007, was 7.25%, including our spread at December 31, 2007 of 175 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Bonds by the IDB on behalf of AIC. The Bonds were issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC entered into a ten-year interest rate hedge on the full amount of the Bonds at a fixed rate of 3.91%. The all-in interest rate is approximately 5.4%, including amortization of issuance costs. The Bonds are interest only for the first year with quarterly principal payments beginning in March 2008 and ending in March 2018. The December 31, 2007 balance sheet reflects the $10 million of bonds payable as well as $2.7 million of restricted cash that will be released as AIC makes additional capital expenditures on the aircraft completion center.

Although the Company’s financial results are affected by changes in short-term interest rates on its borrowings, the effects of interest rate changes are limited by the use of interest rate swaps. A hypothetical 100 basis point increase in interest rates during 2007 would have resulted in an increase in interest expense of approximately $0.4 million on borrowings not subject to the interest rate swaps for the year ended December 31, 2007.

Foreign currency translations have not materially affected our financial position or results of operations for the periods presented. In addition, a change in foreign currency rates would not significantly affect our fair value positions.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MTC Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MTC Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTC Technologies, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTC Technologies Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dayton, Ohio
March 13, 2008

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(dollar amounts in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note A)	$1,143	$3,342
Restricted cash (Note D)	2,689	—
Accounts receivable—net (Notes A and B)	84,430	90,630
Cost and estimated earnings in excess of billings on uncompleted contracts (Note B)	24,755	15,398
Work-in-process inventories (Note A)	13,847	10,044
Prepaid expenses and other current assets	8,424	4,543

Total current assets	135,288	123,957

PROPERTY AND EQUIPMENT—Net (Notes A and C)	26,403	20,559
GOODWILL (Notes A, I and J)	155,373	162,770
INTANGIBLE ASSETS—Net (Notes A, I and J)	25,571	29,350
OTHER ASSETS	1,410	1,400

TOTAL ASSETS	$344,045	$338,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,820	$8,500
Accounts payable	37,514	35,504
Compensation and related items	18,823	18,592
Billings in excess of costs and estimated earnings on uncompleted contracts (Note B)	9,054	6,678
Other current liabilities	4,398	3,509

Total current liabilities	81,609	72,783

LONG-TERM DEBT (Note D)	68,080	80,300
DEFERRED INCOME TAX LIABILITIES (Notes A and L)	8,637	6,070
OTHER LONG-TERM LIABILITIES	399	—
COMMITMENTS AND CONTINGENT LIABILITIES (Notes D, E and I)	—	—
STOCKHOLDERS’ EQUITY (Note K):
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,852,476 and 15,839,976 shares issued at December 31, 2007 and 2006 respectively, 15,157,906 and 15,219,231 shares outstanding at December 31, 2007 and 2006, respectively	16	16
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none of which are outstanding	—	—
Paid-in capital	122,612	121,752
Retained earnings	77,826	70,486
Other comprehensive (loss) income	(205)	16
Treasury stock, at cost	(14,929)	(13,387)

Total stockholders’ equity	185,320	178,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,045	$338,036

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
	(dollar amounts in thousands, except per share amounts)
Revenue (Note A)	$425,558	$415,477	$373,284
Cost of revenue (Note A)	368,183	350,524	312,698

Gross profit	57,375	64,953	60,586

General and administrative expenses	31,412	23,519	17,466
Restructuring charge (Note N)	1,452	—	—
Intangible asset amortization (Notes A and J)	6,145	5,912	5,140

Operating income	18,366	35,522	37,980

Interest (expense) income:
Interest income	261	334	309
Interest expense (Note D)	(5,867)	(5,468)	(2,898)

Net interest expense	(5,606)	(5,134)	(2,589)
Other income, net	586	—	—

Income before income taxes	13,346	30,388	35,391
Income tax expense (Note L)	5,810	11,717	14,069

Net income	$7,536	$18,671	$21,322

Earnings per common share (Note A):
Basic	$0.50	$1.20	$1.35

Diluted	$0.50	$1.19	$1.35

Weighted average common shares outstanding (Note A):
Basic	15,161,073	15,607,511	15,745,365
Diluted	15,194,838	15,641,520	15,803,821

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(dollar amounts in thousands)
BALANCE – December 31, 2004	15,656,383	$16	$118,013	$30,493	$—	$(1,361)	$147,161
Net income				21,322			21,322
Change in fair value of interest rate swap, net of tax benefit of $35					(54)		(54)

Comprehensive income							21,268
Common stock issued in connection with acquisition activities	79,880		2,473				2,473
Stock-based compensation transactions (including income tax benefit of $90)	30,585		741				741

BALANCE – December 31, 2005	15,766,848	16	121,227	51,815	(54)	(1,361)	171,643
Net income				18,671			18,671
Change in fair value of interest rate swap, net of tax expense of $45					70		70

Comprehensive income							18,741
Repurchase of common shares on the open market	(550,117)					(12,026)	(12,026)
Stock-based compensation transactions (including income tax benefit of $11)	2,500		525				525

BALANCE – December 31, 2006	15,219,231	16	121,752	70,486	16	(13,387)	178,883
Adjustment to beginning retained earnings for FIN 48 adoption				(196)			(196)
Net income				7,536			7,536
Change in fair value of interest rate swaps, net of tax benefit of $157					(221)		(221)

Comprehensive income							7,315
Repurchase of common shares on the open market	(73,825)					(1,542)	(1,542)
Stock-based compensation transactions (including income tax benefit of $26)	12,500		860				860

BALANCE – December 31, 2007	15,157,906	$16	$122,612	$77,826	$(205)	$(14,929)	$185,320

See notes to consolidated financial statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,536	$18,671	$21,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,406	8,963	6,822
Stock compensation expense	1,024	751	152
Deferred income tax benefit	2,328	1,018	2,182
Loss (gain) on sale of fixed assets	1,282	(129)	(25)
Unrealized loss on interest rate swap	70	—	—
Other	—	—	36
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	5,072	587	(900)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,084)	(9,146)	6,258
Work-in-process inventories	(5,794)	(2,715)	(3,504)
Prepaid expenses and other assets	(3,615)	(1,016)	125
Accounts payable	2,010	1,543	6,740
Compensation and related items	231	2,092	2,348
Billings in excess of costs and estimated earnings on uncompleted contracts	6,103	2,798	(3,827)
Other current liabilities	629	452	(330)

Net cash provided by operating activities	14,198	23,869	37,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from (payments for) acquired businesses, net of cash acquired	8,149	(47,833)	(108,313)
Purchase of property and equipment	(11,412)	(7,243)	(4,149)
Proceeds from sale of property and equipment	25	966	153

Net cash used in investing activities	(3,238)	(54,110)	(112,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	217	43	650
Gross borrowings on the revolving credit agreement	161,600	137,650	137,100
Gross repayments on the revolving credit agreement	(172,000)	(99,850)	(137,100)
Payments on long-term borrowing	(8,500)	(6,000)	(3,000)
Proceeds from long-term borrowing	—	—	60,000
Proceeds from issuance of bonds	7,040	—	—
Repurchase of common stock	(1,542)	(12,026)	—
Tax benefits of stock option transactions	26	11	—

Net cash (used in) provided by financing activities	(13,159)	19,828	57,650

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,199)	(10,413)	(17,260)
CASH AND CASH EQUIVALENTS:
Beginning of year	3,342	13,755	31,015

End of year	$1,143	$3,342	$13,755

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

Sales to the federal government represent substantially all of our revenue. Consequently, accounts receivable balances consist primarily of amounts due from the federal government. In 2007, there was one contract vehicle, the Flexible Acquisition Sustainment Tool (FAST) contract containing approximately 60 task orders, which accounted for approximately 22% of our total revenue. In 2006 and 2005, the largest two contract vehicles, the FAST contract and the Aeronautical System Center Blanket Purchase Order (ASC/BPA), accounted for approximately 27% and 31% of our total revenue, respectively. While the contract vehicles represent a significant portion of our total revenues, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth.

We incurred a $6.6 million charge in 2007 which reduced our gross profit, due to the cancellation agreement with the United States Marine Corps Systems Command relating to the Tier II Unmanned Aircraft System Concept Demonstrator System.

We operate as one segment, delivering a broad array of services primarily to the federal government in four areas, which are offered separately or in combination across our customer base. These services are modernization and sustainment, professional services, C4ISR and logistics solutions.

Although we offer the services referred to above, revenue is internally reviewed by our management primarily on a contract basis. Therefore, it would be impracticable to determine revenue by services offered. For the year ended December 31, 2005, we had sales to foreign customers of approximately $2.8 million. In 2007 and 2006, there were no sales to any foreign customers.

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

Our federal government contracts are subject to subsequent government audits of direct and indirect costs. The majority of such incurred cost audits have been completed through 2005. Our management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

Property and Equipment—We record our property and equipment at cost. Depreciation and amortization of property and equipment are provided using straight-line and accelerated methods over estimated useful lives. We use estimated useful lives of three to seven years for equipment, five years for vehicles, five to seven years for furniture and fixtures, five to 15 years for leasehold improvements, and 39 years for aircraft hangars.

Work-in-process Inventory—This inventory relates to costs accumulated under fixed-price-type contracts primarily accounted for under certain output measures, such as units delivered, of the percentage-of-completion method. The work-in-process inventory is stated at the lower of cost or market and is computed on an average cost basis. The work-in-process inventory balance at December 31, 2007 and 2006 has been reduced by approximately $3.8 million and $2.5 million, respectively, in progress payments.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to ten years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. See Note J “Goodwill and Intangible Assets.”

Long-lived Assets—Long-lived assets and certain intangibles are reviewed for impairment, based upon the undiscounted expected future cash flows, whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

Fair Value of Financial Instruments—The carrying amount of our accounts receivable, accounts payable and accrued expenses approximate their fair value. As of December 31, 2007, we had $69.9 million of debt outstanding under our credit facility and $10.0 million of bonds payable. Both our credit facility and bonds payable have a floating interest rate that varies with current indices and, as such, their recorded value would approximate fair value.

Income Taxes—We calculate our income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date. We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.

Earnings Per Common Share—Basic earnings per common share have been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average shares for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years ended December 31,
	2007	2006	2005
Basic weighted average common shares outstanding	15,161,073	15,607,511	15,745,365
Effect of potential exercise of stock options	33,765	34,009	58,456

Diluted weighted average common shares outstanding	15,194,838	15,641,520	15,803,821

Stock-Based Compensation—In May 2002, our board of directors adopted our 2002 Equity and Performance Incentive Plan. In April 2003, the 2002 Equity and Performance Incentive Plan was approved by our stockholders at our annual meeting of stockholders. The 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (Equity Plan) provides for the grant of incentive stock options and nonqualified stock options and the grant or sale of restricted shares of common stock and restricted stock units to our directors, key employees and consultants. The board may provide for the payment of dividend equivalents, on a current, deferred or contingent basis, on the options granted under the Equity Plan. The board may also authorize participants in the Equity Plan to defer receipt of their common stock upon exercise of their stock options and may further provide that such deferred issuances include the payment of dividend equivalents or interest on the deferred amounts. The board may condition the grant of any award under the Equity Plan on a participant’s surrender or deferral of his or her right to receive a cash bonus or other compensation payable by us. The board can delegate its authority under the Equity Plan to any committee of the board.

We have reserved a total of 474,599 shares of our common stock for issuance under the Equity Plan, subject to adjustment in the event of forfeitures, transfers of common stock to us in payment of the exercise price or withholding amounts, or changes in our capital structure. The number of shares that may be issued upon the exercise of incentive stock options or issuance of restricted stock or restricted share units will not exceed 474,599 shares. No participant may be granted options for more than 24,718 shares during any calendar year, and no non-employee director will be granted awards under the Equity Plan for more than 24,718 shares during any calendar year. The number of shares issued as restricted shares will not exceed 74,156. As of December 31, 2007, options and restricted share units for 443,173 shares of common stock were awarded under the Equity Plan, including options granted on January 3, 2007 for 24,718 shares of common stock at an exercise price of $23.83; options granted on February 21, 2007 for 10,000 shares of common stock at an exercise price of $23.00; options granted on April 18, 2007 for 10,000 shares of common stock at an exercise price of $20.57, and restricted share units granted on April 18, 2007 for 30,991 shares of common stock with a fair market value on the date of the grant of $20.57 per share. The exercise price for all options granted is the fair market value of the Company’s common stock on the date of the grant.

Stock options previously granted under the Equity Plan will be exercisable from time to time prior to the tenth anniversary of the date of grant. Options vest in equal installments, generally to the extent of: (1) thirty-three and one-third percent (33 1/3%) of the optioned shares on the date of grant; and (2) an additional thirty-three and one-third percent (33 1/3%) of the optioned shares on the first and second anniversaries of the date of grant. The options granted on August 14, 2006 and February 21, 2007, vest in equal installments to the extent of twenty percent (20%) on the first through fifth anniversaries of the date of grant. The options granted on January 3, 2007 vest in equal installments to the extent of twenty percent (20%) on August 14, 2007 and twenty percent (20%) on August 14 of each of the subsequent four years.

On April 18, 2007, the stockholders of the Company approved the MTC Technologies, Inc. 2007 Equity Compensation Plan (2007 Plan). The 2007 Plan authorizes equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other equity-based awards for the purpose of attracting and retaining the Company’s non-employee directors, officers and employees and providing incentives and rewards for superior performance. Under the 2007 Plan, 500,000 shares of the Company’s common stock are available for equity grants, of which, subject to such overall total limitation, no more than 250,000 shares may be issued in the form of awards other than stock options or stock appreciation rights.

As of December 31, 2007, options for 78,124 shares of common stock were awarded under the 2007 Plan, being the options granted on April 18, 2007 at an exercise price of $20.57; which was the fair market value of the Company’s common stock on the date of the grant. Options granted under the 2007 Plan vest in equal installments to the extent of twenty-five percent (25%) on the first through fourth anniversaries of the date of the grant and are exercisable from time to time prior to the tenth anniversary of the date of the grant.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), requiring us to recognize compensation expense related to the fair value of all previously unvested stock options and restricted stock by using the modified prospective transition method allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (1) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), we elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon adoption of SFAS No. 123(R), we started to apply an estimated forfeiture rate to the unvested awards when computing the stock compensation related expenses. Previously, we recorded forfeitures as incurred. We estimate the forfeiture rate based on historical experience.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our operating income and income before income taxes for the year ended December 31, 2006 was reduced by $0.5 million, our net income was reduced by $0.3 million and our basic and diluted earnings per share for the year ended December 31, 2006 were reduced by $0.02. For the year ended December 31, 2007, our operating income and income before income taxes were reduced by $0.6 million and our basic and diluted earnings per share were reduced by $0.03. For the years ended December 31, 2007 and 2006, we recognized financing cash inflows of $26,000 and $11,000 for tax benefits related to stock option transactions, which benefits would have previously been recorded as cash flows from operations. The above amounts approximate the incremental impact of adopting SFAS No. 123(R) as compared to the original provisions of SFAS No. 123.

Options. The following table summarizes option activity in our stock-based compensation plans for the years ended December 31, 2007 and 2006:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	258,568	$25.69	225,350	$26.30
Granted	122,842	$21.42	45,718	$23.08
Exercised	(24,500)	$17.31	(2,500)	$17.00
Forfeited or expired	(17,000)	$29.84	(10,000)	$29.89

Outstanding at end of year	339,910	$24.54	258,568	$25.69

Vested and unvested expected to vest at end of year	331,844	$24.59	251,357	$25.65

Exercisable at end of year	198,571	$26.74	193,017	$25.26

The aggregate intrinsic value of vested and unvested expected to vest options at December 31, 2007 and 2006 was $0.6 million and $0.5 million respectively, with a weighted average remaining contractual life of 7.6 years at December 31, 2007 and 2006.

The following table summarizes certain information for options currently outstanding and exercisable at December 31, 2007:

	Options Outstanding				Options Exercisable
Option Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$16 - $21	153,782	$19.65	8.0 years	$592,642	49,217	$17.75	5.6 years	$282,904
$23 - $27	114,128	$25.66	7.4 years	$5,000	77,354	$26.42	6.6 years	—
$29 - $34	72,000	$33.22	7.3 years	—	72,000	$33.22	7.3 years	—

Total	339,910	$24.54	7.6 years	$597,642	198,571	$26.74	6.6 years	$282,904

The following table illustrates the pro forma effect on net income and earnings per share for the year ended December 31, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123(R) to our options at that time (in thousands, except per share amounts) using revised volatility assumptions compatible with years ended December 31, 2007 and 2006:

		2005
Net income	As reported	$21,322
	Pro forma	$20,682

Basic and diluted earnings per common share	As reported	$1.35
	Pro forma	$1.31

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

Expected life. The expected life of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedules and past exercise behavior.

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards granted for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected life of options	7.8 years	7.4 years	5.0 years
Risk-free interest rate	4.6% - 4.7%	4.6% - 5.0%	3.9% - 4.0%
Expected stock price volatility	39.3%	39.6%	42.4%
Expected dividend yield	0.0%	0.0%	0.0%

The fair value of options outstanding was $4.3 million at December 31, 2007 and $3.4 million at December 31, 2006. The fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $0.8 million, and $0.9 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $0.2 million, $0 million and $0.4 million, respectively. The weighted average per share fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $11.18, $11.89 and $14.25, respectively. As of December 31, 2007, we had unrecognized compensation cost related to non-vested stock options of $1.2 million, which we expect to be recognized over a weighted average period of approximately 3.4 years.

Restricted Share Units. The following outlines the unrecognized compensation cost associated with the outstanding restricted share unit awards for the year ended December 31, 2007 (dollar amounts in thousands except per share amounts):

	Restricted Share Units	Weighted Average Grant Date Fair Value per Share	Unamortized Grant Date Fair Value
Non-vested at December 31, 2006	60,142	$26.81	$1,135
Granted	30,991	$20.57	637
Vested	—	—	—
Forfeited	—	—	—
Expense recognized	—	—	(407)

Non-vested balance at December 31, 2007	91,133	$24.69	$1,365

The unrecognized compensation cost of $1.4 million at December 31, 2007 related to outstanding restricted share units is expected to be recognized over the remaining weighted vesting period of approximately 3.1 years. Vesting is dependent on continuous service by our directors throughout the award period for a period of five years from date of grant. Upon vesting, all restrictions initially placed upon the shares of common stock lapse.

The weighted average per share grant-date fair value of restricted share units granted during 2007, 2006, and 2005 was $20.57, $25.58, and $29.27, respectively.

Derivatives and Hedging Activities—We account for derivative instruments in accordance with SFAS No. 133, as amended. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income, based on the effectiveness criteria. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. Our hedging activities are transacted only with a highly-rated institution, reducing the exposure to credit risk in the event of non-performance. We use derivatives for cash-flow hedging purposes. We do not engage in hedging activities for trading or speculative purposes. We may be required to pay an early termination fee related to the derivatives in the event that we decide to terminate our swap agreements before their maturity dates. We use swap agreements to convert a portion of our variable rate debt to a fixed rate basis, thus hedging for changes in the fluctuations in the interest rate of the debt. Under the provisions of SFAS No. 133, the hedges that qualify for the short cut method of measuring effectiveness are considered highly effective and there is no requirement to periodically evaluate effectiveness. We will periodically assess the effectiveness of our hedges that do not qualify for short cut accounting as required by SFAS No. 133. Based on our analysis, we have determined that all our hedges are highly effective at December 31, 2007. We have recorded the fair value of the swap agreements in other long-term liabilities or short-term liabilities on our balance sheet, based on the maturity dates of the swap agreements. For the year ended December 31, 2007, the amount recognized in earnings due to ineffectiveness was not material. The effective portion of the change in the derivatives’ fair value at December 31, 2007 of approximately $0.2 million, net of tax benefit, was recorded in accumulated other comprehensive income or loss, within the consolidated statements of stockholders’ equity.

Recent Accounting Pronouncements— In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.2 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings. See Note L for further information related to the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (SFAS No.157). SFAS No.157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No.157 is effective for us on January 1, 2008 and will be applied prospectively. We are currently assessing the potential impact that adoption of SFAS No.157 will have on our financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No.159 is effective for us on January 1, 2008, although early adoption is permitted for entities that have elected to apply the provisions of SFAS No. 157. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No.141(R) retained the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R), which is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) also makes certain other modifications to SFAS No. 141. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently assessing the effect SFAS No. 141(R) may have on our financial statements for fiscal year beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (SFAS No. 160), which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 160 will have on our financial statements, for fiscal year beginning on January 1, 2009.

B. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

Unbilled recoverable costs and accrued profit represents costs incurred and estimated fees earned on cost-plus fixed fee and time-and-materials service contracts for which billings have not been presented to customers. Unbilled amounts of approximately $0.6 million and $0.4 million at December 31, 2007 and 2006, respectively, represent retainers on government contracts that are expected to be collected during the next fiscal year.

	December 31,
	2007	2006
	(in thousands)
Amounts billed:
Federal government contracts	$62,212	$50,005
Commercial contracts	183	3,181
Other	557	918

	62,952	54,104

Unbilled recoverable costs and accrued profit:
Federal government contracts	21,105	35,719
Commercial contracts	853	1,258

	84,910	91,081
Less allowance for doubtful accounts	(480)	(451)

Total accounts receivable	$84,430	$90,630

The following relates to fixed-price contracts:

	Costs and Estimated Earnings in Excess of Billings	Billings in Excess of Costs and Estimated Earnings
December 31, 2007 (in thousands):
Costs and estimated earnings	$51,734	$24,557
Billings	(26,979)	(33,611)

	$24,755	$(9,054)

December 31, 2006 (in thousands):
Costs and estimated earnings	$59,664	$26,213
Billings	(44,266)	(32,891)

	$15,398	$(6,678)

Allowance for doubtful accounts (in thousands):

Year ended December 31,	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Write offs	Balance at End of Period
2007	$451	$119	$—	$90	$480

2006	$484	$216	$—	$249	$451

2005	$575	$279	$—	$370	$484

The 2005 “Balance at Beginning of Period” includes the balance at the date of acquisition for Manufacturing Technology, Inc. (MTI).

C. PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
	(in thousands)
Equipment	$17,969	$13,854
Furniture and fixtures	2,752	3,320
Leasehold improvements	4,248	4,066
Vehicles	193	194
Aircraft hangar	5,970	5,970
Assets in process	7,283	2,137

	38,415	29,541

Accumulated depreciation and amortization	(12,012)	(8,982)

Property and equipment, net	$26,403	$20,559

Depreciation expense was $4.3 million, $3.0 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

D. LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank and PNC Bank, N.A. We have subsequently amended the Credit Agreement on three occasions to permit certain actions taken by us and to modify certain covenants in the Credit Agreement. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the LIBOR rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro-forma earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Agreement provides for the issuance of letters of credit for amounts totaling up to $5.0 million. At December 31, 2007 and 2006 we had outstanding letters of credit of $4.0 million and $0, respectively.

The borrowing availability at December 31, 2007 under the revolving loan portion of our Credit Agreement was $57.6 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. Primarily due to the charge related to the Tier II contract of $6.6 million, $1.3 million of merger costs and the restructuring charge of $1.5 million, recorded in 2007, we were not in compliance with the leverage and fixed charge covenant ratios at December 31, 2007. We obtained waivers to the leverage ratio and the fixed charge coverage covenants at December 31, 2007 and as a result of these waivers, we were in compliance with all the applicable covenants as of December 31, 2007. The Merger Agreement discussed in Note O, as well as the bank waiver require the debt outstanding under the Credit Agreement to be repaid in full upon consummation of the merger.

	December 31,
	2007	2006
	(in thousands)
Credit Agreement, due March 31, 2010 :
Term loan	$42,500	$51,000
Revolving loan	27,400	37,800
Bonds payable, due March 1, 2018	10,000	—

Total debt	79,900	88,800
Less—current maturities	(11,820)	(8,500)

	$68,080	$80,300

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we will exchange floating-rate interest payments for fixed-rate interest payments on our term loan. The agreement covers a combined notional amount of debt initially equal to $29.3 million, and the agreement ends March 31, 2010. The amount of the swap is 50% of the outstanding balance of our term loan, or $21.3 million as of December 31, 2007, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period beginning in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread, which is currently 200 basis points. The interest rate on the portion of the term loan that is not subject to the interest rate swap, as of December 31, 2007 was 6.875%, including our spread at December 31, 2007 of 200 basis points.

Effective April 5, 2006, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The agreement covers a combined notional amount of debt equal to $20.0 million and the agreement ends March 31, 2008. The swap provides for payments over a two-year period beginning in June 2006 and is settled on a quarterly basis. The fixed interest rate provided by the agreement was 5.44% plus our spread at December 31, 2007 of 175 basis points, or 7.19%. The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of December 31, 2007, was 7.25%, including our spread at December 31, 2007 of 175 basis points.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds were issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the issuance of the Bonds at the closing and paid transaction costs of $0.2 million. AIC received an additional $5.1 million, in proceeds as project reimbursements during the remainder of 2007. The remaining $2.7 million, is shown as restricted cash on the balance sheet and will be paid to AIC as additional capital expenditures are made on the aircraft completion center in Albertville, Alabama. The parcel of land on which such construction is occurring, has been leased to AIC by the City of Albertville.

Concurrently with the issuance of the Bonds, AIC entered into a lease agreement (Lease Agreement) with the IDB whereby AIC will complete the construction of and furnish the equipment for the aircraft completion center located at the airport. The Lease Agreement provides that AIC will make lease payments sufficient to pay the principal of and interest on the Bonds. The Bonds are secured by a direct pay letter of credit (Letter of Credit) issued by National City Bank, which expires on March 16, 2010 subject to extensions as agreed to by AIC and National City Bank. In consideration for the issuance of the Letter of Credit, AIC has entered into a reimbursement agreement (Reimbursement Agreement) obligating AIC to pay National City Bank for all drawings made on the Letter of Credit. In addition, the Company has entered into a guaranty with National City Bank guaranteeing the payment and performance of AIC under the Reimbursement Agreement. AIC’s obligations under the Reimbursement Agreement are secured by a mortgage of its leasehold interest in the ground lease and a security interest in its personal property. The Company’s obligations under the guaranty are secured by a security interest in its personal property.

The Bonds are scheduled to mature on March 1, 2018. AIC will pay only the interest on the Bonds for a period of one year, followed by ten years of quarterly principal and interest payments beginning on March 1, 2008. The interest rate on the Bonds is determined on a weekly basis by the remarketing agent for the Bonds, NatCity Investments, Inc. AIC has the right to convert the variable weekly interest rates to a fixed interest rate upon written notice to the trustee for the Bonds, National City Bank and NatCity Investments, Inc. Principal payments will be made on the Bonds beginning March 2008 and will continue through the maturity date (or such earlier date on which the Bonds may be redeemed). The Bonds may be redeemed at the option of AIC and are subject to mandatory redemption in the event that the interest on the Bonds is determined to be subject to income taxation under the Internal Revenue Code.

The Reimbursement Agreement contains customary events of default, including failure to make required payments when due, failure to comply with certain covenants, breaches of certain representations and warranties, certain events of bankruptcy and insolvency, amendments to the Lease Agreement without the prior consent of National City Bank, and an event of default under the Credit Agreement. Upon any such event of default, the maturity of the Bonds can be accelerated, causing payment by National City Bank under the Letter of Credit and an immediate reimbursement obligation of AIC for the amount of accelerated Bonds pursuant to the Reimbursement Agreement.

Effective March 30, 2007, AIC entered into an interest rate swap agreement with National City Bank under which it exchanged floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to the full amount of the Bonds and ends March 1, 2017. The swap provides for payments over ten years and is settled on a quarterly basis commencing June 1, 2007. The fixed interest rate provided by the agreement is 3.91%.

We account for our interest rate swap agreements under the provisions of SFAS No. 133, and have determined that the swap agreements qualify as effective hedges. Accordingly, the fair value of the swap agreements is recorded in other long-term liabilities or short-term liabilities on our balance sheet, based on the maturity dates of the swap agreements, and the effective portion of the change in fair value, net of income tax effect, is reported in other comprehensive income or loss on the consolidated balance sheet.

Aggregate principal payments under our long-term debt are as follows (in thousands):

Year Ending December 31,
2008	$11,820
2009	26,050
2010	34,585
2011	910
2012	950
Thereafter	5,585

$79,900

E. OPERATING LEASES

We lease certain administrative facilities from related parties and others. (See Note H “Related Party Transactions.”) Operating leases require monthly payments and expire at various dates through 2038. Additionally, renewal options for additional terms of one to five years are included in most agreements. Total operating lease expense totaled approximately $6.8 million, $5.7 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum annual rental payments under operating leases are as follows (in thousands):

Year Ending December 31,
2008	$5,188
2009	4,491
2010	1,631
2011	812
2012	500
Thereafter	3,024

$15,646

F. SUPPLEMENTAL CASH FLOW INFORMATION

Other cash flow information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	December 31,
	2007	2006	2005
Interest paid (1)	$6,267	$5,332	$2,879
Federal, state and local income taxes paid	$7,149	$12,277	$12,900
Acquisition price paid in shares of common stock	$—	$—	$2,473

(1)	2007 includes capitalized interest of $0.3 million for the bonds payable for the AIC hangar (see Note D).

G. PROFIT SHARING AND DEFERRED COMPENSATION PLANS

We sponsor a defined contribution 401(k) profit sharing plan for all but one of our subsidiaries, that covers all eligible full-time and part-time employees. An eligible employee may make pre-tax contributions to the plan of up to 25% of his or her compensation, subject to IRS limits. We provide up to 50% matching funds for eligible participating employees, limited to the employee’s participation of up to a maximum of 10% of earnings.

All eligible full-time and part-time employees of one of our previously acquired subsidiaries were covered under a different defined contribution 401(k) profit sharing plan until December 31, 2007, after which they integrated in our primary plan. An eligible employee under this plan was able to make pre-tax contributions to the plan of up to 100% of his or her compensation, subject to IRS limits. We provided up to 50% matching funds for eligible participating employees, limited to the employee’s participation of up to a maximum of 5% of earnings.

Our contributions to the defined contribution plans totaled approximately $3.8 million, $4.2 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, we also established a nonqualified deferred compensation plan for executives. An eligible employee may make pre-tax contributions to the plan of up to $75,000 per year of his or her compensation. We provide matching funds limited to the employee’s participation of up to a maximum of 3% of earnings and may also make discretionary contributions. Our contributions to the deferred compensation plan in 2007 totaled approximately $152,000.

H. RELATED PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder, Chairman of the Board of Directors and, since January 2007, our Chief Executive Officer. The following is a summary of transactions with related parties (in thousands):

	Years ended December 31,
	2007	2006	2005
Included in general and administrative expenses:
Aircraft and other transportation usage charges paid to Soin International, LLC	$11	$4	$32
Rent and building maintenance services paid to related parties	66	107	16

	$77	$111	$48

Other rent paid to related parties	$—	$—	$49

Sub-contracting services paid to related parties:
Corbus LLC	$45	$1,396	$412

Revenues from related parties:
Aerospace Integration Corporation (AIC)(1)	$—	$29	$10

Corbus LLC	$1,370	$1,644	$524

(1)	Revenues from AIC were prior to our acquisition of AIC as discussed in Note I below.

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

At December 31, 2007 and 2006, there were no amounts due from related parties. At December 31, 2007 and 2006, there were amounts payable to related parties of approximately $16,000 and $0, respectively.

I. ACQUISITIONS

There were no acquisitions made by the Company during the year ended December 31, 2007.

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

The initial purchase price for 100% of the outstanding stock of AIC was $44.3 million. Additionally, acquisition related closing expenses of approximately $0.2 million were incurred. The total purchase price of $44.5 million was paid in cash at closing, all of which was borrowed under the revolving credit facility of our Credit Agreement. The purchase price was reduced by $1.9 million in 2007 as a result of closing tangible net worth adjustments.

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

The purchase price for the OBSI acquisition was allocated as follows (in thousands):

Cash and equivalents	$1,943
Accounts receivable, net	1,972
Prepaids and other current assets	152
Property and equipment	839
Intangible assets – purchase price allocated to contracts	2,800
Goodwill	29,565
Current liabilities	(3,281)
Long term liabilities	(184)

Net assets acquired	$33,806

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

The initial purchase price was $70.0 million paid in cash at closing, of which approximately $2.0 million was from available cash on hand and approximately $68.0 million of which was borrowed under our then-effective revolving credit facility. Additionally, acquisition related closing expenses of approximately $0.4 million were incurred. The purchase price was reduced by $0.8 million in December 2005 as a result of adjustments to the tangible net worth requirements as of the closing. The purchase price was reduced by an additional $6.6 million in 2007 due to a negotiated purchase price determination, net of expenses. It is anticipated that we will realize certain income tax benefits in future periods as a result of the MTI shareholders agreeing to a Section 338(h)(10) election under the Internal Revenue Code of 1986.

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

J. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform a review of goodwill at least annually for impairment and more frequently if an event occurs which indicates the goodwill may be impaired. We have elected to perform impairment tests in the fourth quarter of each calendar year. We based our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated reporting unit. We determined that no impairment charges were required in 2007, 2006 and 2005.

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows (in thousands):

Balance as of December 31, 2006	$162,770
Reduction in goodwill arising from our MTI acquisition	(6,604)
Reduction in goodwill arising from our AIC acquisition	(793)

Balance as of December 31, 2007	$155,373

The $6.6 million reduction in goodwill of our previously completed acquisition of MTI relates to a purchase price adjustment determination in 2007, net of expenses. The reduction in goodwill of our AIC acquisition is primarily due to a $1.9 million release from escrow, which reduced goodwill, partially offset by other purchase price adjustments.

The components of amortizable other intangibles at December 31, 2007 and 2006 are as follows (in thousands):

	Year Ending December 31,
	2007	2006
Customer contract intangibles	$41,254	$41,254
Capitalized software costs	4,752	2,386
Non-compete covenants	—	25

	46,006	43,665
Accumulated amortization	(20,435)	(14,315)

	$25,571	$29,350

The capitalized software costs of $4.8 million, net, represent certain computer software costs capitalized, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We have also capitalized certain costs of computer software developed for or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Once technological feasibility has been established, software development costs are captured in our job costing system under specific projects related to the development effort.

Costs related to software developed for external use are amortized using the straight-line method beginning when the products are available for general release to customers. Amortization of the costs of software used in delivery of our services is charged to cost of revenue as incurred. Costs related to internal use software are amortized over three to seven years.

Aggregate amortization expense for intangible assets for the years ended December 31, 2007, 2006 and 2005 were $6.1 million, $5.9 million and $5.1 million, respectively. Purchased contracts are amortized on a straight-line basis over a weighted amortization period of 7.4 years at December 31, 2007.

Estimated annual intangible amortization expense (in thousands) for the next five years:

Year Ending December 31,
2008	5,585
2009	3,773
2010	3,629
2011	3,629
2012	1,329

K. STOCKHOLDERS’ EQUITY

On July 27, 2006, our Board of Directors authorized us to repurchase up to $10 million of outstanding shares of MTC common stock in open market purchases or in privately negotiated transactions. The program was completed in October 2006, resulting in the purchase of 464,769 shares for $10.0 million.

In October 2006, our Board of Directors authorized the repurchase of up to an additional $10 million of outstanding shares of MTC common stock in the open market, including, without limitation, pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. Pursuant to this authorization, the Company repurchased 85,368 shares for $2.0 million during 2006 and an additional 73,825 shares for approximately $1.5 million in 2007. The Company is authorized to repurchase additional shares up to $6.5 million under the program.

L. INCOME TAXES

For the years ended December 31, 2007, 2006 and 2005, we recorded a provision for domestic federal and state income taxes.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006
Deferred tax assets related to:
Allowance for doubtful accounts	$190	$129
Other accruals	2,575	2,128
Foreign net operating losses	549	576
Valuation allowance	(549)	(576)

Total deferred tax assets	2,765	2,257

Deferred tax liabilities related to:
Property and equipment	(834)	(533)
Earnings recognized under percentage of completion provision	(116)	(177)
Other current assets	(332)	(310)
Goodwill and intangible amortization	(8,153)	(5,716)

Total deferred tax liabilities	(9,435)	(6,736)

Total net deferred tax liability	(6,670)	(4,479)
Current portion of deferred tax asset included in prepaid expenses and other current assets	1,967	1,591

Long-term portion	$(8,637)	$(6,070)

We have approximately $1.4 million as foreign loss carryforwards; $0.6 million, net of tax, at December 31, 2007. The foreign net operating loss carryforward has an indefinite life. We have recorded a valuation allowance for the entire amount of foreign net operating loss carryforwards to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies.

Income tax expense included in the income statement is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current income tax expense:
U.S. Federal	$2,457	$9,004	$9,735
State and local	1,051	1,695	2,152

Total current income tax expense	3,508	10,699	11,887

Deferred income tax expense:
U.S. Federal	2,034	900	1,928
State and local	268	118	254

Total deferred income tax expense	2,302	1,018	2,182

Total income tax expense	$5,810	$11,717	$14,069

The reasons for the difference between the effective rate and the U.S. federal income statutory rate of 35% are as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	7.1	3.9	4.7
Other	1.4	(0.3)	0.1

Effective tax rate	43.5%	38.6%	39.8%

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.2 million increase in the liability for unrecognized tax benefits including related interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties included in expense during 2007 was $10,000. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $0.3 million. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within 12 months of the reporting date.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for years before 2004 and state and local examinations by tax authorities for years before 2004.

As of December 31, 2007, the liability for unrecognized tax benefits was $0.3 million. This balance was recorded in other current liabilities as prescribed by FIN 48.

M. QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in thousands except per share data):

For the quarter ended	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Income statement data:
Revenue	$88,405	$111,246	$105,194	$110,632	$100,094	$106,966	$114,621	$103,877
Gross profit	14,400	18,549	17,321	14,683	15,360	16,930	16,423	8,662
Operating income (loss)	8,868	10,172	9,410	7,072	6,880	5,409	7,709	(1,632)
Income (loss) before income taxes	8,086	8,754	7,982	5,566	5,394	3,940	7,009	(2,997)
Income tax expense (benefit)	3,163	3,472	3,145	1,937	2,114	1,445	2,782	(531)
Net income (loss)	$4,923	$5,282	$4,837	$3,629	$3,280	$2,495	$4,227	$(2,466)
Basic earnings (loss) per share	$0.31	$0.33	$0.31	$0.24	$0.22	$0.16	$0.28	$(0.16)
Diluted earnings (loss) per share	$0.31	$0.33	$0.31	$0.24	$0.22	$0.16	$0.28	$(0.16)

Operating income for the quarter ended June 30, 2007 included a restructuring charge of $1.5 million for the restructuring plan approved by Company management to consolidate the Company’s organizational structure to improve customer focus and operational effectiveness. See Note N for further details.

Net income for the quarter ended September 30, 2007 included a $0.8 million of income related to a purchase price adjustment determination for a previously completed acquisition.

Operating loss in the quarter ended December 31, 2007 was primarily due to the one-time pre-tax charge of approximately $6.6 million as a result of the cancellation agreement with the United States Marine Corps Systems Command relating to the Tier II Unmanned Aircraft System Concept Demonstrator System.

N. RESTRUCTURING ACTIVITIES

In June 2007, management approved a restructuring plan to consolidate the Company’s organizational structure to improve customer focus and operational effectiveness. The measure, which consists of workforce reductions, is intended to improve efficiency and reduce expenses. As a result of this action, the Company recorded a pre-tax restructuring charge as a component of operating income in the income statement totaling approximately $1.5 million to cover costs associated with staff reductions, which were completed in 2007, with payments extending into the first quarter of 2008. Annual cost savings resulting from the restructuring plan, upon completion, are anticipated to be approximately $6 million.

A rollforward of the restructuring reserve in association with this initiative follows (in thousands):

Restructuring reserve as of December 31, 2006	$—
Restructuring charge in June 2007	1,452
Cash payments	(1,117)

Restructuring reserve as of December 31, 2007	$335

O. AGREEMENT AND PLAN OF MERGER

On December 21, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with BAE Systems, Inc., a Delaware corporation (BAE Systems), and Mira Acquisition Sub Inc., a wholly-owned subsidiary of BAE Systems and a Delaware corporation (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MTC (Merger), with MTC continuing as the surviving corporation and as a wholly-owned subsidiary of BAE Systems.

At the effective time and as a result of the Merger, each outstanding share of MTC common stock will be converted into the right to receive $24.00 in cash payable to the holder of such share. All outstanding options to purchase shares of MTC common stock, whether or not then vested, will be converted into the right to receive a cash payment equal to the product of (1) the excess, if any, of the $24.00 per share price over the exercise price per share of common stock subject to such option and (2) the number of shares of common stock subject to such option; provided that any option for which the per share exercise price exceeds the $24.00 per share price shall be canceled without any payment. All outstanding restricted stock units (RSUs) will be entitled to receive for each share of MTC common stock subject to such RSU, a cash payment of $24.00. All such cash payments for shares, options or RSUs shall be made without interest.

Consummation of the Merger is subject to the satisfaction or waiver of the closing conditions, including (1) expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain other regulatory approvals, (2) the absence of any law or order prohibiting the consummation of the Merger, (3) subject to certain exceptions, the accuracy of representations and warranties of MTC, BAE Systems and Merger Sub, (4) the performance or compliance by MTC, BAE Systems and Merger Sub with their respective covenants and agreements to be performed or complied with prior to or on the closing date, (5) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on MTC, (6) the absence of certain specified litigation and (7) the modification or transfer of certain government contracts to which MTC is a party.

At the special meeting of MTC stockholders held on February 28, 2008, approximately 99.9% of the MTC common stock that voted (or approximately 90% of the total number of shares of MTC stock outstanding), were voted in favor of the proposal to adopt the Merger Agreement.

The Merger Agreement may be terminated by MTC and BAE Systems in certain circumstances, including termination (1) by either party, if, the Merger has not been consummated on or before April 30, 2008, subject to certain exceptions and to extension to July 31, 2008, in certain circumstances, (2) by either party if a permanent injunction or other order that is final and non-appealable has been issued prohibiting the consummation of the merger, and (3) by either party, if the other party breaches or fails to perform or comply with any of its representations, warranties, agreements or covenants contained in the Merger Agreement and the breach or failure would give rise to the failure of the relevant closing condition, subject to cure rights. Upon termination of the Merger Agreement under specified circumstances, MTC would be required to pay BAE Systems a termination fee of approximately $12.9 million.

P. SUBSEQUENT EVENTS

Shareholder Action

On January 25, 2008, Superior Partners, an alleged MTC stockholder, filed a purported class action lawsuit on behalf of all MTC stockholders in the Court of Common Pleas for Montgomery County, Ohio (General Division) against MTC, all of the members of the board of directors of MTC, and BAE Systems (Shareholder Action). The Shareholder Action generally alleges that, in connection with approving the Merger, the MTC directors breached their fiduciary duties of care, good faith, loyalty and disclosure owed to the MTC stockholders, and that BAE Systems aided and abetted the MTC directors in the breach of their fiduciary duties. In addition to nominal, compensatory and/or rescissory damages, the plaintiff seeks a certification of the lawsuit as a class action, a declaration that the plaintiff is a proper class representative, a declaration that the defendants breached their fiduciary duties to the plaintiff and the other stockholders of MTC and/or aided and abetted such breaches, an award of the costs and disbursements of the lawsuit, including reasonable attorneys’ and experts’ fees and other costs, and such other and further relief as the court may deem just and proper.

On February 22, 2008, counsel for the plaintiff in the Shareholder Action and counsel for the defendants entered into a memorandum of understanding (MOU) with regard to the settlement of the Shareholder Action. The settlement contemplated by the MOU is subject to the execution by the parties of a definitive settlement agreement, and the approval of that agreement by the Court after notice to shareholders. The settlement contemplated by the MOU is conditioned upon the consummation of the Merger and therefore has not been accrued for in the December 31, 2007 financial statements.

The defendants deny all liability with respect to the facts and claims alleged in the shareholder complaint, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, the defendants considered it desirable that the action be settled primarily to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to fully and finally resolve all of the claims that were or could have been brought in the action being settled.

Sale of Contracts

On March 11, 2008, we entered into asset purchase agreements with two separate purchasers to divest of certain contracts within the Professional Services group, as required by the Merger Agreement. Aggregate proceeds from the sale of the contracts of approximately $19 million are expected to be received in March 2008. Revenues associated with these contracts for 2007, 2006, and 2005 were $33.1 million, $25.6 million and $25.8 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on this review, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on the COSO criteria. There were no material weaknesses in internal control over financial reporting identified by our management. Our independent registered accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This attestation report appears below.

Changes in Internal Control

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MTC Technologies, Inc. and Subsidiaries

We have audited MTC Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTC Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MTC Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTC Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of MTC Technologies, Inc. and subsidiaries and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dayton, Ohio
March 13, 2008

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding Directors of the Company, the Audit Review Committee, the “audit committee financial expert” and the Code of Business Conduct and Ethics, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Exchange Act, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information regarding Executive and Director Compensation, as required by Part III, Item 11, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services, as required by Part III, Item 14, is incorporated herein by reference to information that will be contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits:

The exhibits filed as part of this Annual Report on Form 10-K are listed on the accompanying Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTC TECHNOLOGIES, INC.

By:	/s/ Michael I. Gearhardt
Michael I. Gearhardt
Chief Financial Officer

Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RAJESH K. SOIN	Chairman of the Board, Chief Executive Officer	March 14, 2008
Rajesh K. Soin	(Principal Executive Officer)

/s/ MICHAEL I. GEARHARDT	Chief Financial Officer, Executive Vice President	March 14, 2008
Michael I. Gearhardt	(Principal Financial Officer)

/s/ STEPHEN T. CATANZARITA	Vice President, Controller	March 14, 2008
Stephen T. Catanzarita	(Principal Accounting Officer)

*	Director	March 14, 2008
Don R. Graber

*	Director	March 14, 2008
Lester L. Lyles

*	Director	March 14, 2008
William E. MacDonald, III

*	Director	March 14, 2008
Kenneth A. Minihan

*	Director	March 14, 2008
Lawrence A. Skantze

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K for the above-named directors of the registrant as indicated pursuant to the powers of attorney executed by such directors that are filed with the Securities and Exchange Commission on behalf of such directors as Exhibit 24.1 to this Annual Report on Form 10-K.

By:	/s/ MICHAEL I. GEARHARDT
Michael I. Gearhardt
Attorney-in-Fact

March 14, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Modern Technologies Corp., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on October 1, 2003).

2.2	Stock Purchase Agreement, dated as of October 24, 2003, by and among MTC Technologies, Inc., William B. Farmer, Michael A. Cinque and Frank C. Muzzi (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on October 29, 2003).

2.3	Stock Purchase Agreement, dated as of June 28, 2004, by and among MTC Technologies, Inc., an Ohio corporation, MTC Technologies, Inc., a Delaware corporation, and the shareholders named therein (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on July 14, 2004).

2.4	Stock Purchase Agreement, dated as of January 18, 2005, by and between MTC Technologies, Inc., an Ohio corporation, and David A. Spencer (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on January 24, 2005).

2.5	Stock Purchase Agreement, dated as of December 27, 2004, by and among MTC Technologies, Inc. , an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on February 17, 2005).

2.6	Amendment to Stock Purchase Agreement, dated February 11, 2005, by and among MTC Technologies, Inc. an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.2 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on February 17, 2005).

2.7	Stock Purchase Agreement, dated as of March 31, 2006, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc., an Ohio corporation, and the Stockholders of Aerospace Integration Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on April 3, 2006).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 24, 2002).

Exhibit No.	Description
4.2*	Registration Rights Agreement, dated as of June 11, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

4.3	Registration Rights Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 4.5 to MTC Technologies, Inc.’s Registration Statement on Form S-3 (Registration No. 333-112056), filed on January 21, 2004).

10.1	Credit and Security Agreement, dated as of April 21, 2005, by and among MTC Technologies, Inc., National City Bank, for itself and as Agent, KeyBank National Association, Fifth Third Bank and Branch Banking and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on August 8, 2005).

10.2	First Amendment to Credit and Security Agreement, dated as of October 27, 2006, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.2 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 13, 2007).

10.3	Second Amendment to Credit and Security Agreement, dated as of March 9, 2007, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.3 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 13, 2007).

10.4	Third Amendment to Credit and Security Agreement, dated as of March 30, 2007, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on May 8, 2007).

10.5	Reimbursement Agreement, dated as of March 1, 2007, between Aerospace Integration Corporation and National City Bank (incorporated by reference to Exhibit 10.2 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on May 8, 2007).

10.6	Agreement and Plan of Merger, dated as of December 21, 2007, by and among BAE Systems, Inc., Mira Acquisition Sub Inc. and MTC Technologies, Inc. (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on December 28, 2007).

10.7*	MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (incorporated by reference to Exhibit 10.3 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 2, 2004).

10.8*	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

10.9*	Tax Indemnification Agreement, dated as of June 10, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

Exhibit No.	Description
10.10*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Registration No. 000-49890), filed on March 11, 2005).

10.11*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.12*	Form of Director Restricted Share Units Agreement (incorporated by reference to Exhibit 10.11 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.13*	Form of Severance Agreement (incorporated by reference to Exhibit 10.8 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 13, 2006).

10.14*	Agreement, effective as of January 16, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and David S. Gutridge (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (File No. 000-49890), filed on January 5, 2007).

10.15*	Agreement and Release, effective as of January 1, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and Donald Weisert (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (File No. 000-49890), filed on January 5, 2007).

10.16*	MTC Technologies, Inc. 2007 Equity Compensation Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A (Commission No. 000-49890), filed on March 16, 2007)

10.17*	Agreement and Release, effective as of July 20, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and John Longhouser (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 26, 2007).

10.18*	Agreement and Release, effective as of September 25, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and James Clark (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on September 28, 2007).

10.19*	MTC Technologies, Inc. 2007 Amended and Restated Deferred Compensation Plan, an executive nonqualified excess plan, effective January 1, 2008 (incorporated by reference to Exhibit 4.1 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008.

10.20*	The Executive Nonqualified “Excess” Plan Adoption Agreement, dated as of November 15, 2007, by MTC Technologies, Inc. and adopted by MTC Technologies Services, Inc. and Manufacturing Technology, Inc. (incorporated by reference to Exhibit 4.2 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

10.21*	Trust Agreement, dated as of November 15, 2007, by and between MTC Technologies, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company (incorporated by reference to Exhibit 4.3 to MTC Technologies, Inc.’s Registration Statement on Form S-8A (Registration No. 333-141371) filed on January 17, 2008).

21.1	Subsidiaries of MTC Technologies, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.