Form 10-K/A
period 2007-12-31
MTC TECHNOLOGIES INC
filed 2008-04-29
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant's telephone number, including area code: (937) 252-9199

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

As of April 1, 2008, there were 15,169,906 shares of common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

MTC Technologies, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 14, 2008 (the “Original Filing”), to incorporate information previously omitted from Part III, Items 10, 11, 12, 13 and 14, and to amend and restate in their entirety the cover page and the Exhibit Index.

Other than as set forth herein, this Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including amendments to those filings, if any.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors	Present Positions, Age and Recent Business Experience
Rajesh K. Soin	Chairman of the Board of Directors and Chief Executive Officer of MTC Technologies, Inc. and Chairman of the Board of Directors and Chief Executive Officer of Soin International, LLC. Director since 2002. Age 60.

Mr. Soin is our founder and has served as our Chairman of the Board since May 1984 and as Chief Executive Officer from 1984 until 2002. Mr. Soin was elected to the position of Chief Executive Officer of the Company in January 2007. Mr. Soin has also served as Chairman of the Board of Directors and Chief Executive Officer of Soin International, LLC, a holding company, since 1998.

Don R. Graber	President and Chief Executive Officer of Colleton Enterprises, LLC. Director since 2002. Member, Audit Review Committee, Compensation Committee, and Nominations Committee. Age 64.

Mr. Graber has served as the President and Chief Executive Officer of Colleton Enterprises, LLC, a privately owned investment and consulting firm, since March 2005. Mr. Graber retired in August 2004 as Chairman of the Board and retired in January 2004 as the President and Chief Executive Officer of Huffy Corporation, a sporting goods manufacturer. Mr. Graber held the positions of President and Chief Executive Officer of Huffy since 1996 and 1997, respectively. Mr. Graber also served as Chief Operating Officer of Huffy from 1996 until 1997. Mr. Graber is a director of Precision Castparts Corporation. In October 2004, Huffy Corporation filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Lester L. Lyles	Independent consultant. Director since 2003. Member, Compensation Committee and Nominations Committee. Age 61.

General Lyles, U.S. Air Force (Ret.), has been an independent consultant since 2003. Prior to that, General Lyles served for over 35 years in the U.S. Air Force, including as: Commander of the Space and Missile Systems Center from 1994 to 1996; Director of the Ballistic Missile Defense Organization from 1996 to 1999; Vice Chief of Staff of the Headquarters of the U.S. Air Force from 1999 to 2000; and Commander of the U.S. Air Force Materiel Command from 2000 to 2003. General Lyles is a director of DPL Inc., General Dynamics Corporation and KBR, Inc.

William E. MacDonald, III	Retired Vice Chairman and member of the office of the Chairman of National City Corporation. Director since 2002. Member, Audit Review Committee and Nominations Committee. Age 61.

Mr. MacDonald served as Vice Chairman of National City Corporation, a diversified financial holding company, from 2001 through 2006. Prior to that, Mr. MacDonald served in various other management positions with National City Corporation for over 30 years. Mr. MacDonald is a director of American Greetings Corporation and Lincoln Electric Holdings, Inc.

Directors	Present Positions, Age and Recent Business Experience
Kenneth A. Minihan	Managing Director, Homeland Security Fund for Paladin Capital Group. Director since 2002. Member, Audit Review Committee and Compensation Committee. Age 64.

Lt. General Minihan, U.S. Air Force (Ret.), has served as a Principal of the Homeland Security Fund for Paladin Capital Group, a private equity investment company, since 2002. Lt. General Minihan served as President of the Security Affairs Support Association, an organization that enhances intelligence business development through industry and government partnership, from 1999 to 2002. Prior to that, Lt. General Minihan served for more than 33 years in the U.S. Air Force, including from 1996 until 1999 as Director of the National Security Agency and as Director of the Defense Intelligence Agency during 1996. Lt. General Minihan is a director of BAE Systems, North America, ManTech International Corporation and Verint Systems, Inc.

Lawrence A. Skantze	Independent consultant to defense and commercial companies. Director since 2002. Member, Audit Review Committee and Compensation Committee. Age 79.

General Skantze, U.S. Air Force (Ret.), has been an independent consultant to defense and commercial companies since 1987. Prior to that, General Skantze served for approximately 35 years in the U.S. Air Force, including as Vice Chief of Staff from 1983 to 1984 and as Commander of the U.S. Air Force Systems Command from 1984 to 1987.

Our directors serve for terms of three years and until their successors are elected and qualified. For a list of our executive officers, see Part I. Item 1. Business of the Original Filing.

Board Committees

During 2007, the Board of Directors maintained an Audit Review Committee, a Compensation Committee, and a Nominations Committee. The members of the Compensation Committee are Lawrence A. Skantze, Don R. Graber, Lester L. Lyles and Kenneth A. Minihan. The members of the Nominations Committee are Don R. Graber, Lester L. Lyles and William E. MacDonald, III.

Audit Review Committee

We have an Audit Review Committee, which is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”), that was formed in 2002. The members of the Audit Review Committee are Lawrence A. Skantze, Don R. Graber, William E. MacDonald, III and Kenneth A. Minihan. The Board of Directors has determined that Directors Graber and MacDonald qualify as our “audit committee financial experts,” within the meaning of applicable Securities and Exchange Commission regulations, due to their business experience described above in this Amendment.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics as its code of conduct that applies to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics satisfies the definition of a “code of ethics” under Exchange Act rules and regulations and is available on the Company’s website at http://www.mtctechnologies.com at the Corporate Governance link under the heading “Investor Relations.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership on

Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file. The Company periodically reminds its directors and executive officers of their reporting obligations and assists in making the required disclosure once the Company is notified that a reportable event has occurred. The Company is required to report in this Amendment any failure by any of the above-mentioned persons to make timely Section 16 reports.

Based solely on our review of copies of forms that the Company has received, and written representations from the Company’s directors and executive officers, we are unaware of any instances of noncompliance, or late compliance, with Section 16(a) filing requirements by our directors, executive officers or greater than ten percent stockholders during 2007.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives of Our Compensation Program

We have established strategic objectives for our compensation program:

•	to retain and recruit key executive talent;

•	to provide our executives with strong incentives to focus on and achieve our business objectives by allocating a portion of the executive’s cash compensation in the form of annual incentive awards;

•	to reward executives and other key employees for managing from the perspective of equity holders by providing certain compensation in the form of stock options; and

•	to recognize superior results with superior monetary rewards, while also tailoring compensation to directly reflect any results that are below expectations.

These objectives further the overall goal of our executive officers to continue and improve growth of our revenue and profit. As such, our compensation is established to provide an incentive for executive officers to achieve financial and personal goals established at the beginning of each year.

Our Processes and Procedures

The Compensation Committee, which is composed entirely of independent directors, is responsible for and administers the compensation program for our executive officers and certain other key employees. The Committee is responsible for establishing and maintaining senior officer-level salaries that are internally fair and equitable and that are externally comparable and reasonable in relation to similar positions in other companies of like size in our industry. The Committee also, among other things, approves all annual compensation for our senior officers and directors, all compensation plans covering our senior officers and directors and all grants under our long-term incentive plans, which consists of our 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) and our 2007 Equity Compensation Plan. For our officers below the level of senior vice president, the Committee has delegated salary and bonus decision authority to the Chairman of the Board, but annually reviews those decisions. The Committee also evaluates the Chief Executive Officer and provides insight and guidance to management with respect to employee compensation generally. Mr. Soin, as our Chairman and Chief Executive Officer, participated in the decisions as to salary and bonus recommendations for our executive officers that were provided to the Committee for 2007. The amount of compensation earned by and paid to our Chief Executive Officer, our Chief Financial Officer and the next three most highly compensated executive officers is described below in tabular format in the 2007 Summary Compensation Table and the other associated tables with related information. Due to SEC reporting requirements, we have also included in these tables the compensation for Mr. Gutridge, who was our Chief Executive Officer for a portion of 2007, as well as two other former executive officers, Mr. Longhouser and Mr. Clark, who served as officers for the Corporation during 2007, but were not in such positions at year end. We collectively refer to all of these individuals as our named executive officers.

To assist the Committee in evaluating and administering the compensation program, the Committee has from time to time retained Towers Perrin as an independent compensation consultant to review and evaluate our compensation practices. Typically, the Committee requests an analysis of our compensation program as it relates to those of our competitors. The Committee generally requests these analyses every two years, with the most recent being completed in late 2006. While the Committee uses such information for benchmarking purposes, it does not have a policy that its senior officers’ cash and other compensation target or fall within predetermined percentiles of the industry or publicly traded companies as a whole. For these purposes, Towers Perrin uses data from both general and industry-specific sources, including a review of the compensation programs at publicly-traded peer companies and data from proprietary compensation databases relating to companies with revenues approximating our forecasted revenues. With respect to the 2006 analysis, the competitive peer group chosen in consultation with Towers Perrin to be representative of the types of companies we compete with for executive talent was comprised of the following companies: Analex, Answerthink, CACI International, CIBER, Cognizant Technology Solutions, Covansys, Diamond Management & Technology, Dynamics Research, Intergraph, Keane, Man Tech International, Perot Systems, Sapient, SI International, SRA International, Stanley, Unisys and Vending Data. Towers Perrin’s analysis generally indicates that our cash compensation component, including base salary and annual incentive award, is competitive based on external market data within our industry, and generally at the median for other executives in our industry. Overall, total compensation, including equity-based compensation, is generally less than the median for other executives in our industry. This results from the Committee’s practice of giving greater weight to the cash component of the executives’ overall pay structure.

Elements of Compensation Program

We typically provide our executive officers with compensation consisting of four elements:

•	Cash compensation in the form of annual base salary;

•	Cash compensation in the form of annual incentive awards;

•	Long-term equity compensation in the form of stock options; and

•	Additional compensation in the form of health and welfare benefits and additional fringe benefits and perquisites.

As stated above, we generally allocate a greater percentage of an executive’s overall compensation to cash components, such as base salary and annual incentive awards, than other companies in our industry. Although the Committee does not use fixed proportionate amounts for each component, its overall philosophy is to allocate between 60% and 75% of an executive’s total potential cash compensation to base salary, with the balance in the form of an annual incentive award. During the past three years, equity compensation has been granted on a less frequent basis and is generally used to provide long-term incentives upon a particular officer’s initial election as an officer or a promotion to a more senior position. The Committee believes that the attraction and retention of talented executives and managers in our industry requires the allocation of a significant percentage of an executive’s compensation in the form of cash compensation, as a significant percentage of the senior executives in our industry come to industry as retired senior military officers who already have in place retirement compensation packages, including pensions and other long-term benefits.

1.	Base Salary. We pay base salaries in order to attract senior executives and provide a basic level of financial security. The base salaries of the named executive officers are reviewed by the Committee annually as well as at the time of any promotion or significant change in job responsibilities. The Committee reviews peer group data provided by Towers Perrin as described above to establish a market-competitive executive base salary program, combined with a performance appraisal system that focuses on awards that are integrated with strategic corporate objectives.

Base salary is designed to promote our strategic objectives of retaining and attracting key executive level talent. The Committee believes a primary motivating factor for the named executive officers is their cash compensation in the form of their base salaries, and how such salaries compare to others in the market. Thus, initial base salaries are primarily established in accordance with market analyses, such as Towers Perrin reports and internal pay practice studies conducted by our human resources department.

Raises are typically given on annual basis, with standard raises being approximately three percent to four percent of base salary. Additional increases are given based on the executive’s performance in the prior year, increased or decreased responsibilities anticipated for the coming year and adjustments for competitive market reasons, all at the Committee’s discretion. With respect to Mr. Soin, who served as Chief Executive Officer during 2007, the Committee granted Mr. Soin options to purchase 78,124 shares of Common Stock in lieu of a base salary in order to provide a significant incentive to him to increase shareholder value of the Company. The options were granted to Mr. Soin on April 18, 2007 at the option price of $20.57 per share and vest in one-fourth increments on the first anniversary of the date of the grant and on each of the next three anniversaries of the date of grant. The options terminate on the ten-year anniversary of the date of the grant. In 2007, the Committee approved raises between zero percent and 14% of base salary for our other executive officers, with the higher amounts being given to equitably adjust certain executive’s base salaries closer to the market median. For 2008, the Committee has not reviewed or approved any raises for executive officers due to the anticipated consummation of the proposed merger with BAE Systems, Inc.

2.	Annual Cash Incentive Awards: Since we have been publicly traded, the Committee has provided a portion of the named executive officers’ compensation in the form of annual cash incentive awards. The Committee’s objective in providing these annual cash incentive awards is to offer rewards for:

•	overall corporate financial performance measured by earnings before interest, taxes, depreciation and amortization (EBITDA), with a target established at the beginning of each year;

•	for executives with operations responsibilities, financial performance of their operating group measured by net contribution margin and other profit metrics; and

•

achievement of annual personal goals and objectives established for each executive officer. These goals and objectives are established based on a consensus between the named executive officer and the Chief Executive Officer, and focus on our strategic goals and objectives for the current year, both in terms of financial performance and other growth and structural objectives. These goals primarily relate to the strategic and competitive advantage initiatives we believe must be accomplished to achieve our long-term growth goals.

Annual cash incentive award targets are established to provide the named executive officers with the potential to earn additional cash compensation in amounts that generally approximate the median for other executives in our industry. Annual cash incentive award targets for named executive officers in 2007 were Mr. Soin, 0% (although the Compensation Committee had the discretion to grant Mr. Soin additional equity awards based on his performance in 2007), Mr. Gutridge, 0% (his employment terminated in January 2007), Mr. Brown, 60%, Mr. Gearhardt, 50%, Mr. Longhouser, 42%, Mr. Clark, 50%, Mr. Cauldwell, 50%, and Mr. Catanzarita, 30% of their respective base salaries. These target percentages were selected, in part, based on prior year’s target amounts for our officers. As shown in the 2007 Summary Compensation Table, bonuses in 2007 for the named executive officers ranged from zero percent to 50% of the executive’s base salary. Although targets were established for the named executive officers, the payment and amount of bonuses for 2007 were at the discretion of the Committee. The targets were used as a guideline for the actual amount of the 2007 awards. These amounts were generally determined for corporate officers based on 50% of the bonus being allocated to corporate financial performance (amount of EBITDA achieved in comparison to the goal) and 50% of the bonus to achievement of personal goals. For named executive officers with operational responsibilities, 50% of the bonus was allocated to financial performance of the executive’s group (measured in terms of the group’s net contribution margin to the overall company), 25% was allocated to corporate financial performance and 25% to achievement of personal goals. We believe that providing greater weight to the financial performance of the company or the group, as the case may be, rewards the executive for performance closely aligned with our stockholders’ interests. At the conclusion of each year, the Committee reviews the level at which each goal was attained and approves bonus amounts consistent with the percentage of achievement. The Committee retains the discretion to increase or decrease any named executive officer’s bonus based on his personal and/or overall corporate performance for the year. Due to the proposed merger with BAE Systems, Inc., the Committee has made no determination as to percentage allocations for bonuses in 2008.

3.	Incentive Stock Compensation. We use, although sparingly, the granting of stock options as the primary vehicle for providing long-term compensation opportunities to our senior officers, including the named executive officers. The stock options are designed to provide at-risk compensation that aligns management’s financial interests with those of our stockholders, encourages management ownership of our Common Stock, supports the achievement of corporate short and long-term financial objectives, and provides competitive equity reward opportunities. Based on analysis by Towers Perrin, we have granted equity compensation to our executive officers in the form of stock options rather than restricted stock or restricted stock units. We believe that stock options more closely align our executives’ compensation interests with the interests of stockholders as options granted have no value unless the market price of our Common Stock increases after the date of grant. Grants of stock options to purchase shares of our Common Stock at a per share exercise price are made at not less than 100% of the fair market value of such shares on the date that the option is granted. In determining the number of stock options granted to an individual officer, the Committee takes into account that officer’s existing equity stake, the officer’s relative contribution to achievement of our strategic goals, the anticipated impact the officer will have on our long-term performance and the value of such options (based on certain existing assumptions as to stock price growth) on the date of grant versus the officer’s overall compensation.

We have not adopted any specific policy regarding the timing of any stock-based compensation. However, the Committee traditionally reviews stock option grant recommendations from the Chairman and Chief Executive Officer at its regularly scheduled February meeting. The grant date is established when the Committee approves the grant and all key terms are determined. From time-to-time, the Committee also grants stock options to coincide with new hires or promotions of senior officers and key employees. In 2007, the Committee granted an option to purchase 24,718 shares of Common Stock (the maximum number of options that could be granted to any one individual under our then-existing plan) to Mark N. Brown, our President and Chief Operating Officer, as the second of two grants in connection with his offer of employment made in August 2006. This grant was made to incentivize Mr. Brown to achieve superior operating results and to increase stockholder value for the long-term. The options vest in 20% increments each year for five years and expire after ten years. In 2007, the Committee also granted an option to purchase 3,000 shares of Common Stock to Mr. Catanzarita because of his significant contribution to the Company and to be consistent with equity-based incentive grants previously made to our other officers. These options vest, like prior stock option awards, in one-fifth increments over a five-year period and expire after ten years. Although all stock option grants remain at the discretion of the Committee, it has been our intent to limit the number of officers and key employees receiving grants of stock options and to provide additional incentives through cash bonuses with more defined metrics than used in the past. We do not currently anticipate making additional equity grants due to the anticipated consummation of the proposed merger with BAE Systems, Inc.

4.	Health and Welfare Benefits. We provide healthcare, life and disability insurance and other employee benefits programs to our employees, including our named executive officers. We believe that these benefits, based on our own internal analysis, are competitive within our industry, and while not a separate incentive by themselves to attract or retain executive level talent, are an essential and expected part of any compensation program. The Committee is responsible for overseeing the administration of these programs. Our employee benefits programs are provided on a non-discriminatory basis to all employees. These benefits include: vacation and personal time; paid holidays; medical, dental, vision and long and short-term disability insurance programs; a 401(k) Master Savings Plan with company matching funds; and an education reimbursement program.

In addition, we have provided a car allowance and paid country club dues for some of the named executive officers, as shown in the 2007 Summary Compensation Table below. Car allowances are based on an executive’s employment level and range from $500 to $700 per month for the named executive officers. The Committee believes that the use of country clubs by named executive officers in the course of their employment is in our interest and will further our business purposes. The named executive officers are allowed personal use of country clubs and automobiles, which the Committee believes to be appropriate additional compensation in light of competitive standards and the performance of the named executive officers. The value of these benefits are reviewed by the Committee but are not considered as part of the overall compensation program for purposes of allocating among cash, equity and other compensation. We expect to offer these perquisites and personal benefits at least until the consummation of the proposed merger with BAE Systems, Inc.

Deferred Compensation Plan

As an additional benefit, in 2007, the Committee adopted the MTC Technologies, Inc. 2007 Deferred Compensation Plan, or the DC Plan, and has authorized 27 officers and other key employees, including Messrs. Brown, Gearhardt, Cauldwell and Catanzarita, to participate in the DC Plan. The DC Plan is an unfunded deferred compensation plan designed to provide an opportunity to defer compensation for our executive officers or other highly compensated employees. When selected to participate in the DC Plan, an employee may elect to defer a portion of his or her salary and/or bonus, known as compensation deferrals, in an amount not to exceed $75,000 annually. We will make matching contributions equal to an employee’s compensation deferrals, up to three percent of the employee’s compensation for the year. We may also make discretionary contributions to a participant’s account. In 2007, the Committee approved a discretionary contribution to the account of Mr. Brown, in lieu of a portion of his annual cash incentive award, because of Mr. Brown’s preference to defer a significant portion of his annual incentive payments as discussed with the Compensation Committee upon his employment. Contribution amounts maybe invested in various investment vehicles as selected by the participant. These investments are similar in nature to those offered in our 401(k) Master Savings Plan. A participant’s interest in matching contributions and discretionary contributions, and earnings on these amounts, vest after three and one half years of service with us. Deferred compensation benefits under the DC Plan will be payable upon termination of employment for any reason involving separation from service, as defined in Section 409(A) of the Internal Revenue Code. Benefit payments will be made in a single lump sum, or in annual installments. Payments, in any case, will be made in a single lump sum if the value of a participant’s account is $10,000 or less upon termination of employment for any reason. The Committee believes that the adoption and implementation of the DC Plan is an effective method as an additional benefit to attract and retain key management employees.

Employment Agreements

We do not typically enter into employment agreements with our named executive officers.

For 2007, we entered into an agreement with Mr. Gutridge, our former Chief Executive Officer, to serve as a consulting employee. Under Mr. Gutridge’s agreement, he will be employed as a consulting advisor through January 15, 2009 and will be paid during the term of the agreement an aggregate of $500,000 through bi-monthly and lump sum payments. He will also be entitled to receive benefits generally available to our employees. All payments due to Mr. Gutridge have been paid to him as of the date of this Amendment. His agreement also provides that his right to exercise stock options under our 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) expired on December 31, 2007 with respect to options that were “in-the-money” as of January 16, 2007, and will expire on September 15, 2008 with respect to all other stock options. His agreement contains confidentiality, non-disclosure, and non-disparagement provisions, and non-competition and non-solicitation provisions that extend for two years after any termination of the agreement. The agreement also contains a general release of claims against us and a covenant not to sue us.

On July 20, 2007, we entered into a letter agreement with Mr. Longhouser, our former President. Under Mr. Longhouser’s agreement, he was available to provide assistance and transition services through December 31, 2007 and paid, through bi-monthly payments, at an annual rate of $235,000. He was entitled to receive benefits generally otherwise available to our employees. His agreement also provides that his right to exercise stock options under our 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) will expire on June 30, 2008. The agreement contains confidentiality, non-disclosure, and non-disparagement provisions, and non-competition and non-solicitation provisions that extend for two years after December 31, 2007. The agreement also contains a general release of claims against us and a covenant not to sue us.

On September 25, 2007, we entered into a letter agreement with Mr. Clark. Under Mr. Clark’s agreement, he was available to provide assistance and transition services through March 15, 2008 and paid, through bi-monthly payments, at an annual rate of $210,000. He was entitled to receive benefits generally otherwise available to our employees. His agreement also provides that his right to exercise stock options under our 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) will expire on September 14, 2008. The agreement contains confidentiality, non-disclosure, and non-disparagement provisions, and non-competition and non-solicitation provisions that extend for two years after March 15, 2008. The agreement also contains a general release of claims against us and a covenant not to sue us.

The agreements with Messrs. Gutridge, Longhouser and Clark will remain in place upon the anticipated consummation of the proposed merger with BAE Systems, Inc. However, there are no additional payments due under any of these agreements. Also, as required under the terms of the Agreement and Plan of Merger with BAE Systems, Inc., all stock options held by these former officers will terminate on the day of closing.

In addition to the agreements described above, see “Potential Payments Upon Termination or Change in Control” for a description of benefits to which Mr. Gearhardt would be entitled in certain circumstances under his severance agreement.

Stock Ownership Guidelines

Executive officers and other key employees are encouraged to maintain an equity ownership in the company in order to align their interests with the stockholders’ interests. We do not have a policy requiring that officers and key employees have any specific amount of ownership of our stock. However, as indicated above, the Committee believes that its executives and other officers should be provided an incentive to achieve our long term strategic goals and objectives. These strategic goals and objectives are designed to increase total stockholder value. As such, the Committee annually reviews the entire compensation program and may allocate a portion of an officer’s compensation in the form of stock options.

Tax and Accounting Treatment

Our stock option grant policies have been impacted by implementation of SFAS No. 123R, which we adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, we are required to value unvested stock options granted prior to our adoption of SFAS No. 123R and any subsequent grants under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period. We did not elect to accelerate the vesting of any outstanding stock options in connection with the implementation of SFAS No. 123R.

We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income of 20% of the benefit includible in income. We have no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

Lawrence A. Skantze (Committee Chairman) Don R. Graber Lester L. Lyles Kenneth A. Minihan

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Executive Compensation

The following table sets forth information concerning annual compensation for services rendered to us for 2006 and 2007 by our named executive officers.

2007 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (1) (e)		Option Awards ($) (1) (f)		All Other Compensation ($) (2) (i)		Total ($) (j)
Rajesh K. Soin, Chairman of the Board of Directors and Chief Executive Officer (3)	2007 2006	$ $	300,000 300,000	$ $	0 0	$ $	279,959 154,994	$ $	148,498 37,762	$ $	0 0	$ $	728,457 492,756
Mark N. Brown, President and Chief Operating Officer	2007 2006	$ $	305,000 91,811	$ $	128,929 33,731	$ $	0 0	$ $	130,492 17,684	$ $	93,638 17,912	$ $	658,059 161,138
Michael I. Gearhardt, Chief Financial Officer and Executive Vice President	2007 2006	$ $	255,542 231,081	$ $	135,650 74,001	$ $	0 0	$ $	10,550 42,357	$ $	31,945 31,305	$ $	433,687 378,744
Michael L. Cauldwell, Executive Vice President (4)	2007 2006	$ $	194,792 175,000	$ $	132,558 105,066	$ $	0 0	$ $	3,165 12,587	$ $	21,881 14,176	$ $	352,396 306,829
Stephen T. Catanzarita, Vice President and Controller	2007 2006	$ $	177,142 170,225	$ $	72,399 33,806	$ $	0 0	$ $	5,751 0	$ $	20,465 14,092	$ $	275,757 218,123
David S. Gutridge, Former Chief Executive Officer (5)	2007 2006	$ $	34,167 411,898	$ $	0 0	$ $	0 0	$ $	59,560 51,308	$ $	277,136 37,980	$ $	370,863 501,186
John E. Longhouser, Former President (6)	2007 2006	$ $	127,292 238,803	$ $	0 38,889	$ $	0 0	$ $	6,330 25,654	$ $	149,179 28,691	$ $	282,801 332,037
James C. Clark, Former Executive Vice President (7)	2007 2006	$ $	155,417 204,278	$ $	105,000 77,558	$ $	0 0	$ $	12,197 19,201	$ $	111,873 19,254	$ $	384,487 320,291

(1)

The amounts shown do not reflect compensation actually received by the named executive officers. The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes before estimated forfeitures for the fiscal years ended December 31, 2007 and 2006 in accordance with SFAS No. 123R of awards pursuant to the 2002 Equity and Performance Incentive Plan and the 2007 Equity Compensation Plan, and thus include amounts from awards granted in the reported year and prior to the reported year. For column (f), amounts recognized for financial statement reporting purposes reflect only those options that were unvested as of January 1 of the year reported and any unvested awards in that year. Assumptions used in the calculation of the amounts in columns (e) and (f) are included in Note A to our audited financial statements for the fiscal year ended December 31, 2007 included in our Original Filing.

(2)	The table below shows the components of column (i), which include our matching contributions to our 401(k) Master Savings Plan, which we refer to as our 401(k) plan, and our DC Plan, for each named executive officer, payments made when under post-employment agreements, perquisites and other personal benefits, which include allowances for automobiles, payment of or reimbursement for country club dues and expenses and reimbursement of medical and health care insurance payments.

Name	Year	Company Contri- butions to 401(k) and DC Plans		Car Allow- ances		Country Club Dues and Expenses		Accrued Vacation Payouts		Cash Payment in Lieu of Stock Options		Payments under Post- Employ- ment Agreements		Other Perquisites and Personal Benefits		Total
Rajesh K. Soin	2007 2006	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0
Mark N. Brown	2007 2006	$ $	62,859 5,749	$ $	8,400 3,500	$ $	6,122 8,538	$ $	0 0	$ $	15,882 0	$ $	0 0	$ $	375 125	$ $	93,638 17,912
Michael I. Gearhardt	2007 2006	$ $	10,250 11,000	$ $	7,200 6,400	$ $	4,952 4,715	$ $	9,168 0	$ $	0 0	$ $	0 0	$ $	375 9,190	$ $	31,945 31,305
Michael L. Cauldwell	2007 2006	$ $	7,750 7,500	$ $	7,200 6,300	$ $	3,899 0	$ $	1,888 0	$ $	0 0	$ $	0 0	$ $	1,144 376	$ $	21,881 14,176
Stephen T. Catanzarita	2007 2006	$ $	14,090 7,716	$ $	6,000 6,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	375 376	$ $	20,465 14,092
David S. Gutridge	2007 2006	$ $	11,040 11,000	$ $	700 7,600	$ $	0 17,955	$ $	25,438 0	$ $	0 0	$ $	239,583 0	$ $	375 1,425	$ $	277,136 37,980
John E. Longhouser	2007 2006	$ $	10,250 10,000	$ $	4,200 7,600	$ $	7,137 8,014	$ $	19,510 0	$ $	0 0	$ $	107,708 0	$ $	375 3,077	$ $	149,180 28,691
James C. Clark	2007 2006	$ $	11,142 7,500	$ $	5,400 7,200	$ $	3,888 4,365	$ $	27,802 0	$ $	0 0	$ $	63,250 0	$ $	391 189	$ $	111,873 19,254

(3)	Mr. Soin was elected Chief Executive Officer effective January 16, 2007. In lieu of cash compensation as Chief Executive Officer, Mr. Soin was granted options to purchase 78,124 shares of our Common Stock. The amounts reflected in column (c) reflect the dollar amount of his annual retainer as Chairman of the Board. Mr. Soin elected to receive his retainer of $300,000 in the form of restricted stock units equal in value to 1.5 times his fee. Mr. Soin received 21,876 restricted stock units in 2007 and 17,591 restricted stock units in 2006, each with a grant date fair value of $450,000. See the “2007 Grants of Plan-Based Awards Table” for more information.
(4)	Amounts listed in column (d) included payment of $75,000 in each of 2006 and 2007 pursuant to a retention arrangement that Mr. Cauldwell had in connection with our acquisition of Command Technologies, Inc. in 2004.
(5)	Mr. Gutridge retired as Chief Executive Officer effective January 16, 2007.
(6)	Mr. Longhouser retired as President on July 1, 2007.
(7)	Mr. Clark retired as Executive Vice President effective September 25, 2007.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to our named executive officers during 2007. The option awards are also reported in the “Outstanding Equity Awards at 2007 Fiscal Year-End Table” below. The award to

Mr. Soin was granted under our 2007 Equity Compensation Plan and the awards to Mr. Brown and Mr. Catanzarita were made under the 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004).

2007 Grants of Plan-Based Awards Table

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
Rajesh K. Soin	4/18/2007	—	78,124	$20.57	$857,567
	4/18/2007	21,876	—	—	$450,000
Mark. N. Brown	1/3/2007	—	24,718	$23.83	$290,601
Stephen T. Catanzarita	2/21/2007	—	3,000	$23.00	$39,022
Michael I. Gearhardt	—	—	—	—	—
Michael L. Cauldwell	—	—	—	—	—
David S. Gutridge	—	—	—	—	—
John E. Longhouser	—	—	—	—	—
James C. Clark	—	—	—	—	—

Mr. Soin’s options vest 25% on the first anniversary on the date of grant and an additional 25% on each of the next three anniversaries of the date of grant. Mr. Brown’s options vested 20% on August 14, 2007 and an additional 20% on August 14 of each of the next four anniversaries of the date of grant. Mr. Catanzarita’s options vest 20% on the first anniversary of the date of grant and an additional 20% on each of the next four year anniversaries of the date of grant. All options expire 10 years after date of grant.

For more information about the terms of these awards, see “Compensation Discussion and Analysis” above. Certain of our named executive officers are parties to employment agreements with us that became effective in January 2007. For more information about these agreements, see “Compensation Discussion and Analysis—Employment Agreements” above. For more information about the compensation arrangements in which our named executive officers participate and the proportion of our named executive officers’ total compensation represented by base salary, bonus and other forms of compensation, see “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information concerning stock options held by our named executive officers at December 31, 2007. All of these options were granted under the 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) and the 2007 Equity Compensation Plan. All such options were granted at 100% of fair market value on the date of grant.

Outstanding Equity Awards at 2007 Fiscal Year-End Table

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c) (1)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (2)
Rajesh K. Soin	15,000 6,000 0	0 0 78,124	$ $ $	17.45 33.86 20.57	03/12/2013 03/07/2015 04/18/2017	— — —	— — —
	—	—		—	—	63,808	$1,882,336
Mark N. Brown	4,944 4,944	19,774 19,774	$ $	20.40 23.83	08/14/2006 01/03/2017	— —	— —
Michael I. Gearhardt	3,000 5,000 10,000	0 0 0	$ $ $	26.04 26.99 33.86	10/22/2013 02/25/2014 03/07/2015	— — —	— — —
Michael L. Cauldwell	3,000	0		$33.86	03/07/2015	—	—
Stephen T. Catanzarita	0	3,000		$23.00	02/21/2017	—	—
David S. Gutridge	7,500	0		$26.04	09/15/2008	—	—
	12,000	0		$26.99	09/15/2008	—	—
	12,000	0		$33.86	09/15/2008	—	—
John E. Longhouser (3)	6,000	0		$26.04	06/30/2008	—	—
	6,000	0		$26.99	06/30/2008	—	—
	6,000	0		$33.86	06/30/2008	—	—
James C. Clark (3)	5,000 4,000 4,000 4,500	0 0 0 0	$ $ $ $	17.00 17.45 26.99 33.86	09/14/2008 09/14/2008 09/14/2008 09/14/2008	— — — —	— — — —

(1)	The options awarded to Mr. Soin vest in equal installments to the extent of twenty-five percent (25%) on the first through the fourth anniversaries of the date of the grant. The options awarded to Mr. Brown vest in equal installments over a five-year period starting August 14, 2007 and on August 14 of each of the four succeeding years. The options awarded to Mr. Catanzarita vest in equal installments to the extent of twenty percent (20%) on the first through the fifth anniversaries of the date of the grant.
(2)	Mr. Soin has elected to receive his annual Chairman of the Board retainer in the form of restricted share units. Restricted share units vest on the fifth anniversary of the date of grant if the director has remained a member of the Board during that five year period. Mr. Soin’s restricted share units vest as follows: 8,967 shares on April 20, 2009; 15,374 shares on April 20, 2010; 17,591 shares on April 19, 2011; and 21,876 shares on April 18, 2012. The restricted share units become immediately vested upon a change in control. The market value at December 31, 2007 for Mr. Soin’s unvested restricted share units was calculated using the closing stock price on December 31, 2007.
(3)	The option expiration date was modified to reflect the employment agreements with Messrs. Clark and Longhouser, which are discussed in “Compensation Discussion and Analysis” above.

Option Exercises and Stock Vested

The following table shows our named executive officers’ exercise of stock options, plus the value realized at exercise by each named executive officer, during 2007. None of our named executive officers had any stock awards that vested during 2007.

2007 Option Exercises and Stock Vested Table

	Option Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (1) ($) (c)
Rajesh K. Soin	0	—
Mark N. Brown	0	—
Michael I. Gearhardt	0	—
Michael L. Cauldwell	0	—
Stephen T. Catanzarita	0	—
David S. Gutridge	10,000	$60,500
John E. Longhouser	0	—
James C. Clark	0	—

(1)This amount represents the difference between our stock price when the option was exercised and the exercise price multiplied by the number of shares for which the option was exercised.

Mr. Gutridge was the only named executive officer who exercised options in 2007. None of our named executive officers had restricted stock or restricted stock units stock awards which vested in 2007.

Pension Benefits

We do not maintain any defined benefit plans or other plans with specified retirement benefits for our named executive officers or our employees generally.

Nonqualified Deferred Compensation

As described above under “Compensation Discussion and Analysis,” we adopted a nonqualified deferred compensation plan for 2007 in which Messrs. Brown, Gearhardt, Cauldwell, Catanzarita, Longhouser and Clark of the named executive officers were eligible to participate in 2007. The table below shows certain information for 2007 for each of our named executive officers under our DC Plan.

2007 Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last FY ($)(1) (b)	Registrant Contributions in Last FY ($)(1) (c)	Aggregate Earnings in Last FY ($) (1) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (1) (f)
Rajesh K. Soin	$—	$—	$—	$—	$—
Mark N. Brown	$—	$50,000	$2,709	$—	$52,709
Michael I. Gearhardt	$—	$—	$—	$—	$—
Michael L. Cauldwell	$—	$—	$—	$—	$—
Stephen T. Catanzarita	$3,791	$3,791	$164	$—	$7,746
David S. Gutridge	$—	$—	$—	$—	$—
John E. Longhouser	$—	$—	$—	$—	$—
James C. Clark	$4,451	$4,451	$192	$—	$9,094

(1)	The registrant contributions are reported above in the “2007 Summary Compensation Table” under the “All Other Compensation” column. Aggregate earnings are not included in such table. Executive contributions are included in the “2007 Summary Compensation Table” under the “Salary” column. The aggregate balances have not previously been reported as compensation in our prior years’ Summary Compensation Tables.

Potential Payments Upon Termination or Change in Control

Payments or other forms of compensation to our named executive officers when their employment with us is terminated is, except as provided below, generally limited to those items provided to all employees upon termination, namely payment of any earned unpaid salary and accrued unpaid vacation benefits. Our named executive officers may terminate employment with us under a number of different scenarios, which include retirement, voluntary termination for good reason, voluntary termination without good reason, involuntary termination without cause, involuntary termination for cause, termination in connection with a change in control, death and disability.

In 2007, we were a party to an agreement with Mr. Gearhardt that provides for him to receive certain additional benefits and compensation if his employment with us is terminated (for reasons other than cause, death or disability), or he resigns for good reason, within 24 months of any change in control.

Upon a termination within 24 months of a change in control, we will pay to Mr. Gearhardt in a lump sum an amount equal to (1) two times the sum of his annual base salary at the highest rate in effect within the three years prior to the termination and his incentive bonus compensation equal to not less than the average of the annual bonuses paid in the two years prior to the termination; and (2) 24 times the monthly health care COBRA premium then in effect adjusted for income tax effects. In addition, we will pay him any unpaid incentive compensation, including any annual bonus or long-term incentive pay, earned or awarded for periods prior to the termination date. If the payment or benefits provided by us under the agreement will be subject to excise tax under Section 4999 of the Internal Revenue Code, the payment or benefits will be reduced to the minimum extent necessary so that no portion of the payment or benefits will be subject to such tax, but only to the extent the reduction results in an increase in the aggregate payment or benefits to Mr. Gearhardt on an after-tax basis.

As stated above, upon termination of employment for any reason regarding any other named executive officer, the officer would be entitled to his earned unpaid salary as well as his accrued unpaid vacation benefits.

Tabular Disclosure

The table below reflects the estimated amounts of payments or compensation Mr. Gearhardt may receive under particular circumstances in the event of termination of his employment. None of our named executive officers is entitled to any other material payment or benefit, other than what we provide all employees upon termination, in the event of termination. Except as otherwise indicated, the amounts shown in the table below assume that Mr.

Gearhardt is terminated as of December 31, 2007, and that the price per share of our Common Stock equals $23.50, which was the closing price of our Common Stock on December 31, 2007, as reported on the Nasdaq Global Select Market. Actual amounts that we may pay to Mr. Gearhardt upon termination of his employment, however, can only be determined at the time of his actual termination.

Michael I. Gearhardt

Benefits and Payments Upon Termination	Termination Subsequent to a Change of Control on 12/31/07	Any Termination Other than Subsequent to a Change in Control on 12/31/07 (1)
Compensation
Base salary	$260,000	$0
Average Bonus	$104,825	$0
Base salary and average bonus multiplier	$364,825	$0
Stock options (2)	$0	$0

Benefits and Perquisites:
Accrued Vacation Pay (3)	$24,990	$24,990
Continuation of life, accident and health insurance benefits	$36,373	$0
Total	$791,013	$24,990

(1)	The amounts listed in this column reflects payments to be made other than in connection with a change in control. In addition, these amounts would be payable upon a termination for cause, or upon death or disability, if within 24 months of a change in control.
(2)	Each of the options granted under our 2002 Equity and Performance Incentive Plan included change in control provisions that would serve to immediately vest all outstanding stock options. The amounts listed above reflect that all unvested options had exercise prices exceeding the closing market price of our Common Stock at December 31, 2007.
(3)	Pursuant to the company’s benefit policies, all accrued and unpaid vacation benefits are paid out in a lump sum upon an employee’s termination (regardless of a change in control). The amounts described above reflect the amount of accrued unpaid vacation for such named executive officer as of December 31, 2007. In addition, Messrs. Brown, Cauldwell and Catanzarita would have received $3,507, $18,469 and $7,422 respectively, as payment of accrued unpaid vacation benefits as of December 31, 2007.

DIRECTOR COMPENSATION

2007 Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2) (c)	Option Awards ($) (3) (d)	Total ($) (4) (h)
Don R. Graber	$38,500	$25,496	$23,263	$87,259
Lester L. Lyles	$36,500	$25,496	$23,263	$85,259
William E. MacDonald, III	$34,000	$25,496	$23,263	$82,759
Kenneth A. Minihan	$30,000	$25,496	$23,263	$78,759
Lawrence A. Skantze	$42,250	$25,496	$23,263	$91,009

(1)	The amounts in column (b) reflect the dollar amount of the directors’ annual retainer and meeting fees. Each director elected to receive his retainer of $25,000 in the form of restricted share units.
(2)	The amounts shown do not reflect compensation actually received by the directors. The amounts in column (c) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS No. 123R, for awards made pursuant to the 2002 Equity and Performance Incentive Plan and the 2007 Equity Compensation Plan, and thus include amounts from awards granted in and prior to 2007. Stock awards to the directors are in the form of restricted stock units, which the non-employee directors elected to receive in lieu of their respective annual retainers. In 2007, each of the non-employee directors received 1,823 restricted stock units with a grant date fair value of $37,500 ($25,000 of which is included in column (b)). Assumptions used in the calculation of the amounts included in this column and the grant date fair value are included in Note A to our audited financial statements for the fiscal year ended December 31, 2007 included in the Original Filing.
(3)	The amounts shown do not reflect compensation actually received by the directors. The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes before estimated forfeitures for the fiscal year ended December 31, 2007, in accordance with SFAS No. 123R, for awards pursuant to the 2002 Equity and Performance Incentive Plan and the 2007 Equity Compensation Plan and thus, include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note A to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Original Filing. Grants were made in 2007 to each of the non-employee directors. Each such director was granted the option to purchase 2,000 shares of our Common Stock on April 18, 2007 at an option price of $20.57 per share. The options vest one-third on the date of grant with an additional one-third vesting on each of April 18, 2008 and April 18, 2009 and had a grant date fair value of $21,960 for each director.
(4)	At December 31, 2007, these directors had the following aggregate number of stock options (both exercisable and unexercisable) and restricted stock units:

	Stock Options	Restricted Stock Units
Don R. Graber	8,346	5,465
Lester L. Lyles	6,556	5,465
William E. MacDonald, III	7,416	5,465
Kenneth A. Minihan	8,346	5,465
Lawrence A. Skantze	6,186	5,465

Cash Compensation

During 2007, each of the non-employee directors elected to receive his annual fee of $25,000 in restricted share units equal in value to 1.5 times the annual fee, which resulted in the issuance of 1,823 restricted share units to each such director. In addition to annual fees, we reimburse each non-employee director for travel and other related out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees of the Board of Directors. During 2007, each of the independent directors also received a fee of $1,000 per day for meetings of the Board of Directors or committees of the Board of Directors attended regardless of the number of meetings held on a given day. During 2007, the Chairmen of the Audit Review Committee and the Compensation Committee each received annual additional compensation of $4,500 and the Chairman of the Nominations Committee received additional annual compensation of $2,500.

Stock-Based Compensation

Our non-employee directors also participate in our 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004). During 2007, our non-employee directors each received a stock option grant at an exercise price of $20.57 (the market price on the date of grant) for 2,000 shares of our Common Stock. All of the options granted to the non-employee directors in 2007 have a ten-year term from their date of grant and vest in three equal installments on April 18, 2007, April 18, 2008, and April 18, 2009.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee for fiscal year 2007 were Lawrence A. Skantze (Committee Chairman), Don R. Graber, Lester L. Lyles and Kenneth A. Minihan. During 2007, none of the members of the Compensation Committee was one of our officers or employees, or of any of our subsidiaries, or had any relationship requiring disclosure pursuant to Item 407(e)(4) of Regulation S-K. Additionally, during 2007, none of our executive officers or directors was a member of the board of directors, or any committee thereof, of any other entity such that the relationship would be construed to constitute a committee interlock within the meaning of the rules of the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information Table

The following table contains information as of December 31, 2007 regarding the Company’s equity compensation plans, which are the 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) and the 2007 Equity Compensation Plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	431,043	$24.54	453,302
Equity compensation plans not approved by security holders	—	—	—
Total	431,043	$24.54	453,302

(1)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 91,133 shares issuable under restricted share unit awards. The maximum number of shares that may be issued under our 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) and 2007 Equity Compensation Plan as shares of restricted Common Stock is 324,156 shares. The remaining shares may be issued only pursuant to stock options.
(2)	The weighted-average exercise price of outstanding options, warrants and rights does not include restricted share units issued.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 1, 2008 unless otherwise indicated, certain information regarding the beneficial ownership of our Common Stock by:

•	each of our directors;

•	each of our executive officers named in the 2007 Summary Compensation Table;

•	all of our directors and executive officers as a group; and

•	each person owning of record, or known by us to be the beneficial owner of, more than five percent of the Common Stock.

The number of shares of Common Stock outstanding on April 1, 2008 was 15,169,906. Except as otherwise noted, all information with respect to beneficial ownership has been furnished by each director or executive officer, or is based on filings with the SEC, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Exchange Act, which provide, in part, that a person is deemed to be the beneficial owner of shares of stock if the person, directly or indirectly, has or shares the voting or investment power of that stock, or has the right to acquire ownership of the stock within 60 days. Shares that are subject to stock options that may be exercised within 60 days of April 1, 2008, or May 31, 2008, are reflected in the number of shares set forth below and in computing the percentage of our Common Stock beneficially owned by the person who owns those options.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Rajesh K. Soin (1)	5,653,418	37.2%
Don R. Graber (2)	20,879	*
Lawrence A. Skantze (3)	8,679	*
Kenneth A. Minihan (4)	7,679	*
William E. MacDonald, III (5)	8,179	*
Lester L. Lyles (6)	5,889	*
Mark N. Brown (7)	9,888	*
Michael I. Gearhardt (8)	19,000	*
Michael L. Cauldwell (9)	3,000	*
Stephen T. Catanzarita (10)	896	*
David S. Gutridge (11)	74,206	*
John E. Longhouser (12)	18,940	*
James C. Clark (13)	18,000	*
All directors and executive officers as a group (12 persons)	5,740,758	37.6%

Other Persons
BAE Systems, Inc. et al. (14)	5,612,887	37.1%
Morgan Stanley (15)	1,315,408	8.7%
Schroder Investment Management North America, Inc. (16)	1,098,800	7.3%
Carlson Capital, L.P. (17)	1,029,911	6.8%
Wellington Management Company, LLP (18)	854,300	5.6%

*	Less than one percent.
(1)	Includes options to purchase 40,531 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Excludes options to purchase 58,593 shares of MTC Common Stock that become exercisable after May 31, 2008 and restricted stock units with respect to 63,808 shares, all of which would vest upon completion of the merger. Includes 5,612,887 shares of MTC common stock that BAE Systems, Inc. and BAE Systems plc may be deemed to beneficially own pursuant to the Stockholder Voting Agreement, dated as of December 21, 2007, by and among Rajesk K. Soin, Rivas Enterprises Limited Partnership III and BAE Systems, Inc., which was entered into in connection with the merger agreement relating to the proposed merger. Pursuant to Rule 13d-4 of the Exchange Act, BAE Systems, Inc. and BAE Systems plc have disclaimed beneficial ownership of these shares as described in footnote 14 below. Mr. Soin has sole voting and investment power with respect to 1,716,693 shares, 25,000 of which are held in a private foundation established by Mr. Soin. Mr. Soin has shared voting and investment power with respect to 3,896,194 shares as the managing member of a limited liability company serving as the general partner of a limited partnership established by Mr. Soin and his spouse. Mr. Soin’s business address and the address of each of the trusts and partnership described above is 33 W. First Street, Suite 200, Dayton, Ohio 45402. Mr. Soin has pledged 1,000,000 of his shares to a financial institution as security for one or more loans.
(2)	Includes 7,000 shares of MTC Common Stock owned by Mr. Graber’s spouse, who has voting and investment control of such shares. Also includes options to purchase 7,679 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Excludes options to purchase 667 shares of MTC Common Stock that become exercisable after May 31, 2008 and restricted stock units with respect to 5,465 shares, all of which would vest upon completion of the merger.

(3)	Includes options to purchase 5,519 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Excludes options to purchase 667 shares of MTC Common Stock that become exercisable after May 31, 2008 and restricted stock units with respect to 5,465 shares, all of which would vest upon completion of the merger.
(4)	Includes options to purchase 7,679 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Excludes options to purchase 667 shares of MTC Common Stock that become exercisable after May 31, 2008 and restricted stock units with respect to 5,465 shares, all of which would vest upon completion of the merger.
(5)	Includes options to purchase 6,749 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Excludes options to purchase 667 shares of MTC Common Stock that become exercisable after May 31, 2008 and restricted stock units with respect to 5,465 shares, all of which would vest upon completion of the merger.
(6)	Includes options to purchase 5,889 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Excludes options to purchase 667 shares of MTC Common Stock that are exercisable after May 31, 2008 and restricted stock units with respect to 5,465 shares, all of which would vest upon completion of the merger.
(7)	Includes options to purchase 9,888 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Excludes options to purchase 39,548 shares of MTC Common Stock that become exercisable after May 31, 2008, all of which would vest upon completion of the merger.
(8)	Includes options to purchase 18,000 shares of MTC Common Stock that are exercisable prior to June 1, 2008.
(9)	Includes options to purchase 3,000 shares of MTC Common Stock that are exercisable prior to June 1, 2008.
(10)	Includes options to purchase 600 shares of MTC Common Stock that will become exercisable prior to June 1, 2008. Excludes options to purchase 2,400 shares of MTC Common Stock that become exercisable after May 31, 2008, all of which would vest upon completion of the merger.
(11)	Mr. Gutridge has retired and is no longer an executive officer of MTC and is included in this table solely as a result of being one of the Chief Executive Officers of MTC during January 2007.
(12)	Includes 940 shares of MTC Common Stock owned jointly by Mr. Longhouser and his spouse, and options to purchase 18,000 shares of MTC Common Stock that are exercisable prior to June 1, 2008. Mr. Longhouser has retired and is no longer an executive officer of MTC and is included in this table solely as a result of being a named executive officer during 2007.
(13)	Includes options to purchase 17,500 shares. Mr. Clark has retired and is no longer an executive officer of MTC and is included in this table solely as a result of being a named executive officer during 2007.
(14)	BAE Systems, Inc. and BAE Systems plc filed a Schedule 13D on December 31, 2007 indicating that, as of December 21, 2007, BAE Systems, Inc. and BAE Systems plc had sole voting, sole dispositive, and shared dispositive power with respect to no shares, and shared voting power with respect to 5,612,887 shares of MTC Common Stock. These shares are included in the total number of shares of MTC Common Stock held by Mr. Soin (see footnote 1 above). In the Schedule 13D, BAE Systems, Inc. and BAE Systems plc provided that beneficial ownership of 5,612,887 shares of MTC Common Stock was reported (A) because BAE Systems, Inc. may be deemed to have beneficial ownership of such shares as a result of the voting agreement described in footnote (1) and (B) because BAE Systems plc, as the owner of 100% of the capital stock of BAE Systems, Inc., may be deemed to have beneficial ownership of any shares which BAE Systems, Inc. is deemed to beneficially own. BAE Systems, Inc. and BAE Systems plc also provided that, pursuant to Rule 13d-4 of the Exchange Act, neither the filing of the Schedule 13D by BAE Systems, Inc. and BAE Systems plc on December 31, 2007 nor any of its contents shall be deemed to constitute an admission by any of BAE Systems, Inc. or BAE Systems plc that it is the beneficial owner of any Common Stock for purposes of Section 13(d) of the Exchange Act, or for any other purpose, and such beneficial ownership is expressly disclaimed. The address of BAE Systems, Inc. is 1601 Research Boulevard, Rockville, Maryland 20850 and the address of BAE Systems plc is 6 Carlton Gardens, London, England, SW1Y5AD, United Kingdom.
(15)	Morgan Stanley filed a Schedule 13G on February 14, 2008, indicating that, as of December 31, 2007, Morgan Stanley had sole voting power with respect to 1,254,983 shares of MTC Common Stock, sole dispositive power with respect to 1,315,408 shares and shared voting power with respect to 345 shares. Morgan Stanley reported that it serves as an investment advisor. Morgan Stanley’s address is 1585 Broadway, New York, New York 10036.

(16)

Schroder Investment Management North America Inc., or Schroder, filed a Schedule 13G/A on February 12, 2008, indicating that, as of December 31, 2007, Schroder had sole voting power with respect to 1,090,200 shares of MTC Common Stock, sole dispositive power with respect to 1,098,800 shares and shared voting power with respect to 8,600 shares. Schroder reported that it serves as an investment advisor. Schroder’s address is 875 Third Avenue, 21st Floor New York, New York 10022.

(17)	Carlson Capital, L.P., or Carlson, filed a Schedule 13G/A on March 7, 2008, indicating that, as of December 31, 2007, Carlson had sole voting and dispositive power with respect to 1,029,911 shares of MTC Common Stock, shared voting and dispositive power with respect to no shares. Carlson reported that it serves as an investment manager to Double Black Diamond Offshore LDC. Carlson’s address is 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.
(18)	Wellington Management Company, LLP, or Wellington, filed a Schedule 13G on February 14, 2008, indicating that, as of December 31, 2007, Wellington had sole voting and investment power with respect to no shares of MTC Common Stock, shared voting power with respect to 504,000 shares and shared dispositive power with respect to 854,300 shares. Wellington reported that it serves as an investment advisor. Wellington’s address is 75 State Street, Boston, Massachusetts 02109.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following directors are independent under the Nasdaq independence standards: Don R. Graber, Lester L. Lyles, Kenneth A. Minihan, William E. MacDonald, III and Lawrence A. Skantze. In making such determination, the Board of Directors considered the relationship we have with National City Bank and Mr. MacDonald’s previous position with National City Bank, as further discussed below. The Board determined that the relationship had no more than a de minimis impact and thus did not affect his independence. None of the other directors determined to be independent had a relationship or arrangement with us.

TRANSACTIONS WITH RELATED PERSONS

Subcontracting Relationships

From time to time, we enter into subcontracting relationships with other governmental contractors that are affiliated with Mr. Soin, a significant stockholder, Chairman of the Board in 2006 and Chairman and Chief Executive Officer in 2007. During 2007, we made and received payments to and from one such governmental contractor, of which Mr. Soin is a manager and principal owner, as indicated in the following table:

Company	Payment Made For Services Received in 2007	Payment Received For Services Provided in 2007
Corbus, LLC	$45,252	$1,370,000

We believe that the subcontracting agreements with this related party reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis. We do not anticipate making additional payments to Corbus in 2008, as the subcontracts have expired. The payments received relate to a management agreement whereby we provided consulting and administrative services to Corbus, LLC. These payments continued through November 2007 when the management agreement expired.

Credit Facility

Mr. MacDonald, one of our directors, served from March 2001 to December 2006 as an executive officer of National City Corporation, a diversified financial holding company and parent to National City Bank. During 2007, we had an $85.0 million revolving credit facility and a $60.0 million term loan with seven banks, including National City Bank. The credit agreement governing this revolving credit facility and term loan is scheduled to expire on April 21, 2010. During 2007, the highest amount of borrowings against the credit agreement was $94.1 million; however, as of March 31, 2008, borrowings outstanding under our revolving credit facility were $15.6 million and an aggregate of $39.8 million was outstanding under the term loan. Borrowings under the revolving credit facility bear interest at a rate of prime, or the London Interbank Offered Rate plus 100 to 200 basis points, and the term loan bears interest at a rate of prime to prime plus 25 basis points, or the London Interbank Offered Rate plus 125 to 225 basis points, each of which is depending on the ratio of our funded debt to earnings before interest, taxes, depreciation, and amortization. We have paid, and will pay, principal and interest payments in March, June, September and December of each calendar year. In 2007, we paid a total of $6.0 million in interest and fees to the banks, of which National City Bank was paid its pro rata amount.

Related Party Transactions Policy

In 2002, our Board of Directors adopted by resolution, reflected in the minutes of the Board of Directors’ meetings, a policy that any transaction between us and any officer, director, principal stockholder or any of their affiliates must be approved by a majority of disinterested directors and be on terms no less favorable to us than could be obtained from unaffiliated parties. With respect to each of the related party transactions described above involving Mr. Soin and/or his family, the Board of Directors have elected a special committee comprised entirely of disinterested directors to approve such transaction. In each transaction, the special committee has engaged legal counsel and an independent financial adviser to assist it in evaluating the transaction.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP has served as the Company’s independent accountant since 2003. The following fees were billed to the Company by Ernst & Young LLP for services rendered in 2007 and 2006:

Audit Fees

Fees for audit services totaled $493,853 in 2007 and $413,978 in 2006, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, for acquisition audits, and for services that are normally provided by the accountant in connection with statutory and regulatory filings and engagements.

Audit-Related Fees

The Company did not incur any fees for audit-related services in 2007 or 2006.

Tax Fees

Fees for tax services, including tax compliance and consulting and acquisition related fees, totaled $57,372 in 2007 and $10,633 in 2006. All tax services were pre-approved in 2007 and 2006.

All Other Fees

The Company did not incur any fees in 2007 or 2006 for products or services provided by our principal accountant other than as reported in the “Audit Fees” and “Tax Fees” categories above.

Pre-Approval Policy

The Audit Review Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy setting forth the procedures and conditions for pre-approval of all audit and permissible non-audit services expected to be performed by the Company’s independent auditor. The policy provides for the general pre-approval of specific types of proposed services, or general pre-approved services, gives guidance as to the types of services that qualify as general pre-approved services and provides specific cost limits that are reviewed on an annual basis for each of the general pre-approved services. Such general pre-approved services, including audit, audit-related, tax and other permitted services (as detailed in the policy and its appendices) may be provided by the independent auditor without consideration of specific case-by-case services by the Committee. The policy requires specific pre-approval by the Committee of all permitted services other than such general pre-approved services. For both types of pre-approval, the Committee considers whether such services are consistent with the rules of the SEC regarding auditor independence. The policy also contains a list of all non-audit services that independent auditors are prohibited from providing under rules promulgated by the SEC. One or more members of the Committee may be delegated the authority to approve independent auditor services requests provided that the pre-approval is reported at the next meeting of the Committee. The policy prohibits the Committee from delegating its responsibility for pre-approving services to be performed by the independent auditor to management.

Generally, requests or applications for independent auditor services that do not require specific pre-approval by the Audit Review Committee are submitted to the Company’s Chief Financial Officer for a determination as to whether the requested services are indeed general pre-approved services. If so, the Chief Financial Officer will then inform the Committee on a timely basis that the requested services have been rendered by the independent auditor. Requests or applications for independent auditor services that require specific pre-approval by the Committee are submitted to the Committee by the Chief Financial Officer and the independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTC TECHNOLOGIES, INC.

By:	/s/ Michael I. Gearhardt
Michael I. Gearhardt
Chief Financial Officer and
Duly Authorized Representative

Dated: April 29, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Modern Technologies Corp., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on October 1, 2003).

2.2	Stock Purchase Agreement, dated as of October 24, 2003, by and among MTC Technologies, Inc., William B. Farmer, Michael A. Cinque and Frank C. Muzzi (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on October 29, 2003).

2.3	Stock Purchase Agreement, dated as of June 28, 2004, by and among MTC Technologies, Inc., an Ohio corporation, MTC Technologies, Inc., a Delaware corporation, and the shareholders named therein (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on July 14, 2004).

2.4	Stock Purchase Agreement, dated as of January 18, 2005, by and between MTC Technologies, Inc., an Ohio corporation, and David A. Spencer (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on January 24, 2005).

2.5	Stock Purchase Agreement, dated as of December 27, 2004, by and among MTC Technologies, Inc. , an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on February 17, 2005).

2.6	Amendment to Stock Purchase Agreement, dated February 11, 2005, by and among MTC Technologies, Inc. an Ohio corporation, and Dr. Paul Hsu and Majes Hsu (incorporated by reference to Exhibit 2.2 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on February 17, 2005).

2.7	Stock Purchase Agreement, dated as of March 31, 2006, by and among MTC Technologies, Inc., a Delaware corporation, MTC Technologies, Inc., an Ohio corporation, and the Stockholders of Aerospace Integration Corporation (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission File No. 000-49890), filed on April 3, 2006).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 24, 2002).

Exhibit No.	Description
4.2*	Registration Rights Agreement, dated as of June 11, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

4.3	Registration Rights Agreement, dated as of October 1, 2003, by and among MTC Technologies, Inc., Vishal Soin, Amol Soin and Indu Soin (incorporated by reference to Exhibit 4.5 to MTC Technologies, Inc.’s Registration Statement on Form S-3 (Registration No. 333-112056), filed on January 21, 2004).

10.1	Credit and Security Agreement, dated as of April 21, 2005, by and among MTC Technologies, Inc., National City Bank, for itself and as Agent, KeyBank National Association, Fifth Third Bank and Branch Banking and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on August 8, 2005).

10.2	First Amendment to Credit and Security Agreement, dated as of October 27, 2006, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.2 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 13, 2007).

10.3	Second Amendment to Credit and Security Agreement, dated as of March 9, 2007, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.3 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 13, 2007).

10.4	Third Amendment to Credit and Security Agreement, dated as of March 30, 2007, by and among MTC Technologies, National City Bank for itself and as Agent, KeyBank National Association, Fifth Third Bank, Branch Bank and Trust Company and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on May 8, 2007).

10.5	Reimbursement Agreement, dated as of March 1, 2007, between Aerospace Integration Corporation and National City Bank (incorporated by reference to Exhibit 10.2 to MTC Technologies, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 000-49890), filed on May 8, 2007).

10.6	Agreement and Plan of Merger, dated as of December 21, 2007, by and among BAE Systems, Inc., Mira Acquisition Sub Inc. and MTC Technologies, Inc. (incorporated by reference to Exhibit 2.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on December 28, 2007).

10.7*	MTC Technologies, Inc. 2002 Equity and Performance Incentive Plan (Amended and Restated February 25, 2004) (incorporated by reference to Exhibit 10.3 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Commission File No. 000-49890), filed on March 2, 2004).

10.8*	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

10.9*	Tax Indemnification Agreement, dated as of June 10, 2002, by and between MTC Technologies, Inc. and Rajesh K. Soin (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to MTC Technologies, Inc.’s Registration Statement on Form S-1 (Registration No. 333-87590), filed on June 12, 2002).

Exhibit No.	Description
10.10*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to MTC Technologies, Inc.’s Annual Report on Form 10-K (Registration No. 000-49890), filed on March 11, 2005).

10.11*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.12*	Form of Director Restricted Share Units Agreement (incorporated by reference to Exhibit 10.11 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 11, 2005).

10.13*	Form of Severance Agreement (incorporated by reference to Exhibit 10.8 to MTC Technologies, Inc.’s Annual Report on Form 10-K (File No. 000-49890), filed on March 13, 2006).

10.14*	Agreement, effective as of January 16, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and David S. Gutridge (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (File No. 000-49890), filed on January 5, 2007).

10.15*	Agreement and Release, effective as of January 1, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and Donald Weisert (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (File No. 000-49890), filed on January 5, 2007).

10.16*	MTC Technologies, Inc. 2007 Equity Compensation Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A (Commission No. 000-49890), filed on March 16, 2007)

10.17*	Agreement and Release, effective as of July 20, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and John Longhouser (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on July 26, 2007).

10.18*	Agreement and Release, effective as of September 25, 2007, by and between MTC Technologies, Inc., a Delaware corporation, and James Clark (incorporated by reference to Exhibit 10.1 to MTC Technologies, Inc.’s Current Report on Form 8-K (Commission No. 000-49890), filed on September 28, 2007).

10.19*	MTC Technologies, Inc. 2007 Amended and Restated Deferred Compensation Plan, an executive nonqualified excess plan, effective January 1, 2008 (incorporated by reference to Exhibit 4.1 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008.

10.20*	The Executive Nonqualified “Excess” Plan Adoption Agreement, dated as of November 15, 2007, by MTC Technologies, Inc. and adopted by MTC Technologies Services, Inc. and Manufacturing Technology, Inc. (incorporated by reference to Exhibit 4.2 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

10.21*	Trust Agreement, dated as of November 15, 2007, by and between MTC Technologies, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company (incorporated by reference to Exhibit 4.3 to MTC Technologies, Inc.’s Registration Statement on Form S-8A (Registration No. 333-141371) filed on January 17, 2008).

21.1	Subsidiaries of MTC Technologies, Inc.†

23.1	Consent of Ernst & Young LLP.†

24.1	Powers of Attorney.†

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.#

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Indicates management contracts or compensatory plans or arrangements.
†	Filed with the Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed on March 14, 2008.
#	Filed herewith.