Form 10-Q
period 2008-03-31
MTC TECHNOLOGIES INC
filed 2008-05-12
CIK 1172243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of April 30, 2008 was 15,169,906.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Index:

- i -

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)	(unaudited) March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,423	$1,143
Restricted cash	1,648	2,689
Accounts receivable, net	78,648	84,430
Costs and estimated earnings in excess of amounts billed on uncompleted contracts	22,678	24,755
Work-in-process inventories	9,701	13,847
Prepaid expenses and other current assets	4,611	8,424

Total current assets	118,709	135,288
Property and equipment, net	27,765	26,403
Goodwill, net	155,367	155,373
Intangible assets, net	24,282	25,571
Other assets	1,082	1,410

Total assets	$327,205	$344,045

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$15,380	$11,820
Accounts payable	21,287	37,514
Compensation and related items	14,376	18,823
Billings in excess of costs and estimated earnings on uncompleted contracts	8,115	9,054
Income taxes payable and other current liabilities	9,234	4,398

Total current liabilities	68,392	81,609

Long-term debt	49,770	68,080
Deferred income taxes and other long-term liabilities	9,314	9,036

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,864,476 and 15,852,476 shares issued at March 31, 2008 and December 31, 2007, respectively; 15,169,906 and 15,157,906 shares outstanding at March 31, 2008 and December 31, 2007, respectively	16	16
Paid-in capital	122,967	122,612
Retained earnings	92,043	77,826
Other comprehensive loss	(368)	(205)
Treasury stock	(14,929)	(14,929)

Total stockholders’ equity	199,729	185,320

Total liabilities and stockholders’ equity	$327,205	$344,045

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended March 31,
	2008	2007
Revenue	$103,059	$100,094
Cost of revenue	86,618	84,734

Gross profit	16,441	15,360
General and administrative expenses	8,899	6,944
Intangible asset amortization	1,514	1,536

Operating income	6,028	6,880
Interest income	174	13
Interest expense	(1,251)	(1,499)

Interest expense, net	(1,077)	(1,486)

Other income, net	18,744	—

Income before income tax expense	23,695	5,394
Income tax expense	9,478	2,114

Net income	$14,217	$3,280

Basic earnings per share	$0.94	$0.22

Diluted earnings per share	$0.93	$0.22

Weighted average common shares outstanding:
Basic	15,169,115	15,206,583
Diluted	15,233,528	15,234,588

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands)	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,217	$3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,718	2,551
Stock compensation expense	231	203
Deferred income taxes	(74)	(72)
Other	65	3
Changes in operating assets and liabilities:
Accounts receivable	5,782	7,215
Costs and estimated earnings in excess of billings on uncompleted contracts	2,077	(1,223)
Inventory	4,146	2,840
Prepaid expenses and other assets	4,174	962
Accounts payable	(16,227)	(6,772)
Compensation and related items	(4,447)	(4,301)
Billings in excess of costs and estimated earnings on uncompleted contracts	(939)	1,294
Income taxes payable and other current liabilities	4,965	739

Net cash provided by operating activities	16,688	6,719

Cash flows from investing activities:
Payments for acquired businesses	(375)	(375)
Purchase of property and equipment	(2,661)	(3,635)
Proceeds from sale of property and equipment	77	1

Net cash used in investing activities	(2,959)	(4,009)

Cash flows from financing activities:
Issuance of common stock	207	—
Gross borrowings on the revolving credit facility	38,100	46,100
Gross repayments on the revolving credit facility	(49,900)	(48,500)
Payments on long-term borrowing	(2,750)	(2,125)
Proceeds from issuance of bonds, net of restricted cash of $1,648 and $7,608 respectively	865	2,166
Excess tax benefits from share-based payments	29	—
Repurchase of common stock	—	(1,542)

Net cash used in financing activities	(13,449)	(3,901)

Net increase (decrease) in cash	280	(1,191)
Cash and cash equivalents at beginning of period	1,143	3,342

Cash and cash equivalents at end of period	$1,423	$2,151

See accompanying Notes to Consolidated Financial Statements.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information—The consolidated financial statements as of March 31, 2008 and 2007 and for the three-month periods ended March 31, 2008 and 2007 are unaudited and have been prepared on the same basis as our audited consolidated financial statements. MTC Technologies, Inc. (we, us, MTC or the Company) has continued to follow the accounting principles set forth in the consolidated financial statements included in its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the periods indicated. Results of operations for the interim periods ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

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

Earnings per Common Share— Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued and shares reacquired, if any, during the period are weighted for the portion of the period during which they were outstanding. The weighted average shares for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
Basic weighted average common shares outstanding	15,169,115	15,206,583
Effect of potential exercise of stock options	64,413	28,005

Diluted weighted average common shares outstanding	15,233,528	15,234,588

Comprehensive Income— The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net income	$14,217	$3,280
Change in fair value of interest rate swap, net of tax (benefit) expense of ($113) and $28, respectively	(163)	43

Comprehensive income	$14,054	$3,323

Recent Accounting Pronouncements— In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.157, Fair Value Measurements (SFAS No.157). SFAS No.157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No.157 was effective for us on January 1, 2008 on a prospective basis. We have determined that there is no impact on our consolidated financial statements due to the adoption of SFAS No.157.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We are still assessing the impact the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on our consolidated financial statements. See Note D for further details.

Stock-Based Compensation— We did not grant any stock options or restricted stock units during the three months ended March 31, 2008. No stock options or restricted stock units expired, were forfeited or exercised during the three months ended March 31, 2008.

B. RELATED-PARTY TRANSACTIONS

We subcontract to, purchase services from, rent a portion of our facilities from, and utilize aircraft from various entities that are controlled by Mr. Rajesh K. Soin, a significant stockholder, Chief Executive Officer, and Chairman of the Board of Directors of MTC. The following is a summary of transactions with related parties (in thousands):

	Three months ended March 31,
	2008	2007
Included in general and administrative expenses:
Aircraft usage charges paid to Soin International, LLC	$3	$—
Rent and maintenance costs paid to related parties	17	16
Other administrative costs	3	—

	$23	$16

Sub-contracting services paid to related parties:
Corbus, LLC	$—	$45

Revenues from related parties:
Corbus, LLC	$—	$411

We believe that our subcontracting, lease and other agreements with each of the related parties identified above reflect prevailing market conditions at the time they were entered into and contain substantially similar terms to those that might be negotiated by independent parties on an arm’s-length basis.

At March 31, 2008 and December 31, 2007, there were no amounts due from related parties. At March 31, 2008 and December 31, 2007, amounts payable to related parties were $0 and $16,000, respectively.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

C. LONG-TERM DEBT

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. We have subsequently amended the Credit Agreement on three occasions to permit certain actions taken by us and to modify certain covenants in the Credit Agreement. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro forma earnings before interest, taxes, depreciation, and amortization (EBITDA). The Credit Agreement provides for the issuance of letters of credit for amounts totaling up to $5.0 million. At March 31, 2008 and December 31, 2007, we had outstanding letters of credit of $4.0 million.

The borrowing availability at March 31, 2008 under the revolving loan portion of our Credit Agreement was $69.4 million. Borrowings under our Credit Agreement are secured by a general lien on our consolidated assets. In addition, we are subject to certain restrictions, and we are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of March 31, 2008, we were in compliance with these covenants. We have entered into a merger agreement, discussed in Note F, that requires the debt outstanding under the Credit Agreement to be repaid in full upon consummation of the merger.

The following table summarizes our total debt and current maturities at March 31, 2008:

March 31, 2008 (in thousands)
Credit agreement, due March 31, 2010
Term loan	$39,750
Revolving loan	15,600
Bonds payable, due March 1, 2018	9,800

Total debt	65,150
Less—current maturities	(15,380)

$49,770

In October 2005, we entered into an interest rate swap agreement with National City Bank under which we exchange floating-rate interest payments for fixed-rate interest payments on our term loan. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $19.9 million as of March 31, 2008, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at March 31, 2008 of 200 basis points, or 6.87%. At March 31, 2008, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.25%.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of Aerospace Integration Corporation (AIC). The Bonds were issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the Bonds at the closing and paid transaction costs of $0.2 million. AIC received an additional $6.2 million in proceeds as project reimbursements through March 31, 2008. The remaining $1.6 million of proceeds is held in

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

escrow and will be paid to AIC as additional capital expenditures are made on the aircraft completion center in Albertville, Alabama. The parcel of land on which such construction is occurring has been leased to AIC by the City of Albertville.

Concurrently with the issuance of the Bonds, AIC entered into a lease agreement with the Industrial Development Board of the City of Albertville, Alabama (Lease Agreement) whereby AIC will complete the construction of and furnish the equipment for the aircraft completion center located at the airport. The Lease Agreement provides that AIC will make lease payments sufficient to pay the principal of and interest on the Bonds. The Bonds are secured by a direct pay letter of credit issued by National City Bank (Bank), which expires on March 16, 2010 subject to extensions as agreed to by AIC and the Bank. In consideration for the issuance of the Letter of Credit, AIC has entered into a Reimbursement Agreement (Reimbursement Agreement) obligating AIC to pay the Bank for all drawings made on the Letter of Credit. In addition, the Company has entered into a guaranty with the Bank guaranteeing the payment and performance of AIC under the Reimbursement Agreement. AIC’s obligations under the Reimbursement Agreement are secured by a mortgage of its leasehold interest in the ground lease and a security interest in its personal property. The Company’s obligations under the guaranty are secured by a security interest in its personal property.

The Bonds are scheduled to mature on March 1, 2018. AIC paid only the interest on the Bonds for a period of one year, followed by 10 years of quarterly principal and interest payments which began on March 1, 2008. The interest rate on the Bonds is determined on a weekly basis by the remarketing agent for the Bonds, NatCity Investments, Inc. AIC has the right to convert the variable weekly interest rates to a fixed interest rate upon written notice to the trustee for the Bonds, the Bank and NatCity Investments, Inc. Principal payments, the initial one of which was made on March 1, 2008, will continue through the maturity date (or such earlier date on which the Bonds may be redeemed). The Bonds may be redeemed at the option of AIC and are subject to mandatory redemption in the event that the interest on the Bonds is determined to be subject to income taxation under the Internal Revenue Code.

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

We account for our interest rate swap agreements under the provisions of SFAS No. 133, and have determined that the swap agreements qualify as effective hedges. Accordingly, the fair value of the swap agreements is recorded in other long-term or short-term liabilities, based on their maturity dates, on our consolidated balance sheet, and the effective portion of the change in fair value, net of income tax effect, is reported in other comprehensive income or loss on the consolidated balance sheet.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

D. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 was effective for us on January 1, 2008 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). For all other non-financial assets and liabilities, SFAS No. 157 is effective for us on January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We are still assessing the impact the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

The following table summarizes the bases used to measure certain financial assets and liabilities at fair value on a recurring basis as of March 31, 2008 (in thousands):

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (1)	$312	$312	$—	$—

Total assets at fair value	$312	$312	$—	$—

Deferred compensation plan liabilities (1)	$413	$413	$—	$—
Derivative liabilities (2)	$751	$—	$751	$—

Total liabilities at fair value	$1,164	$413	$751	$—

(1)	We maintain a self-directed, non-qualified deferred compensation plan for certain executives. The deferred plan assets represent the cash surrender value of the company-owned life insurance policy, which equates to the fair value on March 31, 2008. The deferred compensation liability is the outstanding unfunded liability of the Company at March 31, 2008.
(2)	We derive the value of our interest rate derivatives from proprietary or other fair value models which may require us to calculate the present value of future cash flows and make reasonable estimates about relevant future market conditions. We include these derivative financial instruments in long term or short term liabilities, based on their maturity dates, in the consolidated balance sheets. For additional information about our derivative financial instruments, refer to Note A of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

E. RESTRUCTURING ACTIVITIES

In June 2007, management approved a restructuring plan to consolidate the Company’s organizational structure to improve customer focus and operational effectiveness. The measure, which consisted of workforce reductions, was intended to improve efficiency and reduce expenses. As a result of this action, the Company recorded a pre-tax restructuring charge in the second quarter of 2007 as a component of operating income in the income statement totaling approximately $1.5 million to cover costs associated with staff reductions, which were completed in 2007, with payments concluding in the in the first quarter of 2008.

A rollforward of the restructuring reserve in association with this initiative follows (in thousands):

Restructuring reserve as of December 31, 2007	$335
Cash payments in 2008	335

Restructuring reserve as of March 31, 2008	$—

F. AGREEMENT AND PLAN OF MERGER

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

The Merger Agreement may be terminated by MTC and BAE Systems in certain circumstances, including termination (1) by either party, if, the Merger has not been consummated on or before April 30, 2008, (which date was automatically extended to July 31, 2008), (2) by either party if a permanent injunction or other order that is final and non-appealable has been issued prohibiting

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

the consummation of the merger, and (3) by either party, if the other party breaches or fails to perform or comply with any of its representations, warranties, agreements or covenants contained in the Merger Agreement and the breach or failure would give rise to the failure of the relevant closing condition, subject to cure rights. Upon termination of the Merger Agreement under specified circumstances, MTC would be required to pay BAE Systems a termination fee of approximately $12.9 million.

On March 11, 2008, we entered into asset purchase agreements with two separate purchasers to divest of certain contracts within the Professional Services group, as provided for as one of the closing conditions in the Merger Agreement. We closed the transactions effective March 14 and 15, respectively, and concurrently received aggregate proceeds from the sale of the contracts of approximately $19 million. Income from sale of the two contracts is included in Other income on the consolidated statements of income for the three months ended March 31, 2008. The gain on sale of the contracts is included in net cash provided by operating activities in the consolidated statement of cash flows for the three months ended March 31, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results of MTC Technologies, Inc. and its subsidiaries (MTC or the Company) for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and the financial condition of MTC at March 31, 2008 compared to December 31, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

We provide sophisticated modernization and sustainment; professional services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics solutions, focusing primarily on U.S. federal government agencies such as the Department of Defense, various intelligence agencies and other companies that serve these same markets. Our services encompass the full system life cycle from requirements definition, design, development and integration, to upgrade, sustainment and support for mission critical information and weapons systems. For the three-month period ended March 31, 2008, approximately 99% of our revenue was derived ultimately from our customers in the Department of Defense and the intelligence community, including the U.S. Air Force, U.S. Army and joint military commands, compared to approximately 98% for the same period in 2007.

In July 2001, we were one of six awardees of the Flexible Acquisition and Sustainment Tool (FAST) contract with a ceiling of $7.4 billion and with a period of performance, including option years, which extends to 2008. Our revenue under the FAST contract was approximately 19% and 18% of total revenue for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, FAST revenue was comprised of 41 separate task orders, the largest of which amounted to approximately 6% of total revenue for that period. In prior years, we performed some of the work we are now performing on the FAST contract on other contract vehicles. While the FAST contract represents a significant percentage of our total revenue, we believe that the broad array of engineering, technical and management services we provide to the federal government through various contract vehicles allows for diversified business growth. No other task order, including individual contracts under our General Services Administration (GSA) vehicles, accounted for more than 7% of revenue for the three months ended March 31, 2008.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

As of March 31, 2008, we have been awarded multiple individual task orders under the FAST contract with a funded backlog of approximately $72 million. The FAST contract ends in September 2008; however, we are actively pursuing a position on the recompete of the FAST contract. Although we believe the FAST contract presents an opportunity for significant additional growth and expansion of our services, we expect that many of the task orders we may be awarded under the FAST contract will be for lead system integrator and program management services, which historically have been less profitable than our other activities because these activities typically involve a significantly greater use of subcontractors. Margins on subcontractor-based revenue are typically lower than the margins on our direct work.

Our federal government contracts are subject to government audits of our direct and indirect costs. The incurred cost audits have been completed through December 31, 2005 and the rates have been agreed to. We do not anticipate any material adjustment to our consolidated financial statements in subsequent periods for audits not yet completed.

For the three months ended March 31, 2008 and 2007, approximately 62% and 64%, respectively, of our revenue came from work provided to our customers as a prime contractor and the balance came from work provided as a subcontractor. Approximately 78% and 77% of our revenue for the three months ended March 31, 2008 and 2007, respectively, consisted of the work of our employees, and the balance was provided by the work of subcontractors. Our work as a prime contractor on the FAST contract has resulted, and is expected to continue to result, in a significant use of subcontractors. The increased use of subcontractors on the FAST contract has been partially offset by the business model of our recent acquisitions, which typically have not used subcontractors to a great extent, and also allowed us to internalize work previously performed by subcontractors.

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

On March 11, 2008, we entered into asset purchase agreements with two separate purchasers to divest of certain contracts within the Professional Services group, as provided for as one of the closing conditions in the Merger Agreement. We closed the transactions effective March 14 and 15, respectively, and concurrently received aggregate proceeds from the sale of the contracts of approximately $19 million. Income from sale of the two contracts is included in Other income on the consolidated statements of income for the three months ended March 31, 2008. The gain on sale of the contracts is included in net cash provided by operating activities in the consolidated statement of cash flows for the three months ended March 31, 2008. Revenues associated with these contracts for the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007 were $9.1 million, $6.8 million, and $33.1 million respectively.

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

The following table provides information about the revenue and percentage of revenue attributable to each of these types of contracts for the periods indicated:

	Three months ended March 31,
	2008	2007
Time-and-materials	42%	50%
Fixed-price	47%	35%
Cost-plus	11%	15%

Total	100%	100%

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

The primary source of our backlog is contracts to perform work for the federal government. Our estimated funded backlog at March 31, 2008 was approximately $247 million as compared to approximately $261 million at March 31, 2007. The approximate

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

$14 million decrease in funded backlog resulted primarily due to the sale of certain contracts within the Professional Services group in the first quarter of 2008, which in the same period in the prior year had a funded backlog of over $9.8 million.

Our funded backlog at March 31, 2008 was approximately 58% of our trailing twelve-month revenue, which is comparable to the typical industry averages for funded backlog of 40% to 60% of trailing twelve-month revenue.

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

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. Purchase price allocated to intangible assets is amortized using the straight-line method over the estimated terms of the contracts, which range from three to eight years. We perform impairment reviews on an annual basis. We have elected to conduct our annual impairment reviews as of the fourth quarter of each year. We base our assessment of possible impairment on the discounted present value of the operating cash flows of our consolidated operating unit. We determined that no impairment charge was required in 2007.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, the revenue (in millions) and percentage of items in the consolidated statements of income in relation to revenue:

	Three months ended March 31,
	2008		2007
Revenue	$103.0	100.0%	$100.1	100.0%
Cost of revenue	86.6	84.1	84.7	84.7

Gross profit	16.4	15.9	15.4	15.3
General and administrative expenses	8.9	8.6	7.0	6.9
Intangible asset amortization	1.5	1.5	1.5	1.5

Operating income	6.0	5.8	6.9	6.9
Net interest expense	1.1	1.1	1.5	1.5
Other income, net	18.8	18.3	—	—

Net income before income taxes	23.7	23.0	5.4	5.4
Income tax expense	9.5	9.2	2.1	2.1

Net income	$14.2	13.8%	$3.3	3.3%

THREE MONTHS ENDED MARCH 31, 2008

COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue. Revenue for the three months ended March 31, 2008 increased 3.0%, or $3.0 million, as compared to the same period in 2007 due primarily to deliveries on the Santa Rosa Cable project and the PM Soldier project which contributed additional revenues of $6.6 million and $2.4 million respectively in the quarter. These increases were partially offset by a net decrease in revenue due to our inability to compete in the current year for certain small business set-aside contracts.

Gross profit. Gross profit for the three months ended March 31, 2008 increased 7.0%, or $1.1 million, as compared to the same period in 2007. This increase primarily relates to increased revenue. Gross profit as a percentage of revenue increased to 15.9% in the first quarter of 2008, primarily due to variations in our business mix.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2008 increased 28.2%, or $2.0 million, as compared to the same period in 2007. The increase was due primarily to $1.4 million in costs related to the merger. General and administrative expenses as a percentage of revenue increased from 6.9% of revenue for the three months ended March 31, 2007 to 8.6% for the three months ended March 31, 2008.

Intangible asset amortization. Intangible asset amortization for the three months ended March 31, 2008 remained constant compared to the same period in 2007 as we did not have any additional acquisitions in 2007 or 2008.

Operating income. Operating income for the three months ended March 31, 2008 decreased 12.4%, or $0.9 million, as compared to the three months ended March 31, 2007. This decrease in operating income primarily reflects the increased general and administrative expenses due to the merger costs, partially offset by the increased gross profit due to higher revenues. Operating income as a percentage of revenue decreased from 6.9% of revenue for the three months ended March 31, 2007 to 5.8% for the three months ended March 31, 2008, primarily for the reasons addressed above.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

Net interest expense. The $0.4 million decrease in net interest expense primarily related to lower borrowings during the three months ended March 31, 2008 compared to the same period in 2007, as well as lower interest rates in 2008 due to rate cuts by the federal government. Lower borrowings resulted from higher cash collections in the three months ended March 31, 2008 along with cash received from the sale of contracts in March 2008.

Other income. Other income of $18.8 million primarily relates to the gain on sale of two contracts under our Professional Services group. On March 11, 2008, we entered into asset purchase agreements with two separate purchasers to divest of certain contracts, as required by the Merger Agreement. Aggregate proceeds from the sale of the contracts of approximately $19 million were received in March 2008.

Income tax expense. Income tax expense for the three months ended March 31, 2008 increased approximately $7.4 million, as compared to the same period in 2007 mainly due to higher income generated from the sale of contracts as stated above. Our effective income tax rates for the quarters ended March 31, 2008 and 2007 were 40.0% and 39.2%, respectively.

Net income. Net income for the three months ended March 31, 2008 increased by approximately $10.9 million, as compared to the three months ended March 31, 2007. This increase in net income was primarily the result of the increase in other income and lower net interest expense, offset by lower operating income and higher income tax expense as outlined above.

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

Our cash and cash equivalents balance was $1.4 million and $1.1 million on March 31, 2008 and December 31, 2007, respectively. Our working capital was approximately $50.3 million at March 31, 2008 and approximately $53.7 million at December 31, 2007. Our working capital decreased $3.4 million in the first three months of 2008 primarily due to:

•

a net $12.0 million decrease in accounts receivable, inventories and cost and estimated earnings in excess of amounts billed on uncompleted contract, driven by higher contract deliveries and higher collections,

•	a $4.8 million increase in income taxes payable and other current liabilities mainly due to higher income taxes payable as a result of increased pre-tax income,

•	a $3.8 million decrease in prepaid expense and other current assets, mainly due to the income tax receivable at December 31, 2007 becoming an income tax payable at March 31, 2008, and

•	a $3.6 million increase in current maturities of long-term debt due to higher scheduled loan repayments in 2009,

•

partially offsetting the above items is a $20.7 million decrease in net accounts payable and compensation and related items, due to payment of trade payables, merger costs and bonuses accrued at year end.

Our operating activities provided net cash of approximately $16.7 million for the three months ended March 31, 2008. The cash provided by operations primarily represented net income of $14.2 million adjusted for depreciation and amortization of $2.7 million and changes in working capital as discussed above. For the three months ended March 31, 2007, our operating activities provided net cash of approximately $6.7 million, primarily represented by net income of $3.3 million adjusted for depreciation and amortization of $2.6 million and changes in working capital. The change in working capital for the three months ended March 31, 2007 was mainly due to a $7.6 million increase in restricted cash held in escrow from the issuance of $10 million in industrial development bonds, a $6.7 million decrease in accounts payable, primarily in trade payables, partially offset by an $8.6 million decrease in net accounts receivable, primarily in trade receivables.

Our investing activities used net cash of approximately $3.0 million for the three months ended March 31, 2008 as a result of approximately $2.7 million of capital expenditures, $1.1 million of which related to construction of the aircraft completion center described below. We currently anticipate 2008 aggregate capital expenditures will range between $10 and $11 million for additional facilities, software tools and computer equipment to support our growth, including approximately $2 million of capital expenditures expected for the completion of the construction of the hangar in Albertville, Alabama and the related site equipment. Net cash used by investing activities for the three months ended March 31, 2007 of $4.0 million consisted of $3.6 million in capital expenditures, $2.2 million of which related to the construction of the aircraft completion center described below.

Our financing activities used net cash of approximately $13.4 million for the three months ended March 31, 2008, which primarily consisted of $14.6 million in net repayments of debt under our Credit Agreement from the proceeds from the sale of contracts, offset by $0.9 million of proceeds from the issuance of bonds to finance construction of the aircraft completion center. Our financing activities used net cash of approximately $3.9 million for the three months ended March 31, 2007, which consisted of $4.5 million in net repayments of debt under our Credit Agreement and repurchase of outstanding MTC common stock during the period for $1.5 million, offset by $2.2 million of proceeds from the issuance of bonds to finance construction of the aircraft completion center.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

In April 2005, we entered into a five-year Credit and Security Agreement, dated as of April 21, 2005 (the Credit Agreement), with National City Bank, Branch Banking and Trust Company, KeyBank National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., Comerica Bank, and PNC Bank, N.A. We have subsequently amended the Credit Agreement on three occasions to permit certain actions taken by us and to modify certain covenants in the Credit Agreement. The Credit Agreement, which is scheduled to expire on March 31, 2010, allows us to borrow up to $145.0 million in the form of an $85.0 million revolving loan and a $60.0 million term loan. The interest rates on borrowings under the term loan range from the prime rate to the prime rate plus 25 basis points, or the London Interbank Offered Rate (LIBOR) rate plus 125 to 225 basis points, and under the revolving loan are the prime rate, or the LIBOR rate plus 100 to 200 basis points, depending in most instances on the ratio of our consolidated funded debt to consolidated pro forma earnings before interest, taxes, depreciation, and amortization (EBITDA). The Credit Agreement provides for the issuance of letters of credit totaling upto $5.0 million. At March 31, 2008, we had outstanding letters of credit of $4.0 million.

As of March 31, 2008, we had $55.4 million outstanding under the Credit Agreement, compared to $69.9 million outstanding as of December 31, 2007.

Borrowings under the Credit Agreement are secured by a general lien on our consolidated assets. We are also subject to certain restrictions, and are required to meet certain financial covenants. These covenants require that we, among other things, maintain certain financial ratios and minimum net worth levels. As of March 31, 2008, we were in compliance with these covenants.

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Variable Rate Industrial Development Bonds (Bonds) by the Industrial Development Board of the City of Albertville, Alabama (IDB) on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC received $2.2 million in proceeds from the Bonds at the closing, and paid transaction costs of $0.2 million. AIC has received an additional $6.2 million in project reimbursements as of March 31, 2008, and the remaining $1.6 million is being held in escrow and will be paid to AIC as additional capital expenditures are made on the aircraft completion center in Albertville, Alabama. The parcel of land on which such construction is occurring has been leased to AIC by the City of Albertville.

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

The Bonds are scheduled to mature on March 1, 2018. AIC will pay only the interest on the Bonds for a period of one-year, followed by 10 years of quarterly principal and interest payments which began on March 1, 2008. The interest rate on the Bonds is determined on a weekly basis by the remarketing agent for the Bonds, NatCity Investments, Inc. AIC has the right to convert the

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

variable weekly interest rates to a fixed interest rate upon written notice to the trustee for the Bonds, the Bank and NatCity Investments, Inc. Principal payments have been made on the Bonds beginning March 2008 and will continue through the maturity date (or such earlier date on which the Bonds may be redeemed). The Bonds may be redeemed at the option of AIC and are subject to mandatory redemption in the event that the interest on the Bonds is determined to be subject to income taxation under the Internal Revenue Code.

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

From time to time, we may pursue strategic acquisitions of businesses. Historically, we have financed our acquisitions with the proceeds from our public stock offerings, cash on hand, borrowings under credit facilities, and shares of our common stock. We expect to finance any future acquisitions, if any, with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock, borrowings under our Credit Agreement or a combination of the foregoing.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement and bonds payable. As of March 31, 2008, we had $55.4 million of borrowings outstanding under the Credit Agreement and $9.8 million in bonds payable. We have offset a portion of our interest rate risk by entering into interest rate swap agreements.

In October 2005, we entered into an interest rate swap agreement with the Bank under which we exchange floating-rate interest payments for fixed-rate interest payments. The amount of the interest rate swap is equal to 50% of the outstanding balance of our term loan, or $19.9 million as of March 31, 2008, and is reduced as the loan amortizes. The swap provides for payments over approximately a four-year period that began in December 2005 and is settled on a quarterly basis. The fixed interest rate provided by the agreement is 4.87% plus our spread at March 31, 2008 of 200 basis points, or 6.87%. At March 31, 2008, the interest rate on the portion of the term loan that was not subject to the interest rate swap agreement was 5.25%.

The weighted average interest rate for the portion of the revolving loan that is not subject to the interest rate swap, as of March 31, 2008, was 5.25%.

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

On March 30, 2007, MTC Technologies, Inc., an Ohio corporation and our wholly owned subsidiary, entered into a guaranty in connection with the issuance of $10 million in principal amount of Bonds by the IDB on behalf of AIC. The Bonds are being issued to finance the construction by AIC of an aircraft completion center at the Albertville, Alabama airport. AIC entered into a 10-year interest rate hedge on the full amount of the bonds at a fixed rate of 3.91% rate. The all-in interest rate is approximately 5.4%, including amortization of issuance costs. The bonds are interest only for the first year with quarterly principal payments that began in March 2008 and will be ending in March 2018. The first quarter consolidated balance sheet reflects the $9.8 million of bonds payable principal outstanding as well as $1.6 million of restricted cash that will be released as AIC makes additional capital expenditures on the aircraft completion center.

Although the Company’s financial results are affected by changes in short-term interest rates on its borrowings, the effects of interest rate changes are limited by the use of interest rate swaps. A hypothetical 100 basis point increase in interest rates, for example, would have resulted in an increase in interest expense of approximately $78,000 on borrowings not subject to the interest rate swaps for the three months ended March 31, 2008.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on this review, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

A special meeting of MTC stockholders was held on February 28, 2008. The following items were voted upon at the special meeting.

Item 1: To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of December 21, 2007, by and among BAE Systems, Inc., Mira Acquisition Sub Inc., a wholly owned subsidiary of BAE Systems, Inc., and MTC Technologies, Inc. As a result of the merger, MTC will become a wholly owned subsidiary of BAE Systems, Inc. and each outstanding share of MTC common stock, subject to certain exceptions, will be converted into the right to receive $24.00 in cash, without interest.

Item 2: To approve adjournments or postponements of the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to adopt the merger agreement.

A summary of the voting for each of the items noted above at the special meeting is as follows:

Matter	For	Against or Withheld	Abstain	Broker Non-Votes
Item 1	13,583,423	8,183	130	1,578,170
Item 2	13,428,271	162,610	855	1,578,170

MTC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	MTC Technologies, Inc. 2007 Amended and Restated Deferred Compensation Plan, an executive nonqualified excess plan, effective January 1, 2008 (incorporated by reference to Exhibit 4.1 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

10.2	The Executive Nonqualified “Excess” Plan Adoption Agreement, dated as of November 15, 2007, by MTC Technologies, Inc. and adopted by MTC Technologies Services, Inc. and Manufacturing Technology, Inc. (incorporated by reference to Exhibit 4.2 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

10.3	Trust Agreement, dated as of November 15, 2007, by and between MTC Technologies, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company (incorporated by reference to Exhibit 4.3 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTC TECHNOLOGIES, INC.

Date: May 12, 2008
	By:	/s/ Michael I. Gearhardt
(Signature)
Michael I. Gearhardt
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	MTC Technologies, Inc. 2007 Amended and Restated Deferred Compensation Plan, an executive nonqualified excess plan, effective January 1, 2008 (incorporated by reference to Exhibit 4.1 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

10.2	The Executive Nonqualified “Excess” Plan Adoption Agreement, dated as of November 15, 2007, by MTC Technologies, Inc. and adopted by MTC Technologies Services, Inc. and Manufacturing Technology, Inc. (incorporated by reference to Exhibit 4.2 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

10.3	Trust Agreement, dated as of November 15, 2007, by and between MTC Technologies, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company (incorporated by reference to Exhibit 4.3 to MTC Technologies, Inc.’s Registration Statement on Form S-8 (Registration No. 333-141371) filed on January 17, 2008).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.